Form 10-Q
period 2011-06-30
BWAY PARENT COMPANY, INC.; BWAY INTERMEDIATE COMPANY, INC.
filed 2011-08-15
CIK 1487775, 1500341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2011

Commission File Number	Registrant and State of Incorporation Address and Telephone Number	I.R.S. Employer Identification Number
333-173712	BWAY PARENT COMPANY, INC. (Delaware) 8607 Roberts Drive, Suite 250 Atlanta, Georgia 30350-2237 (770) 645-4800	27-1902348

333-172764-01	BWAY INTERMEDIATE COMPANY, INC. (Delaware) 8607 Roberts Drive, Suite 250 Atlanta, Georgia 30350-2237 (770) 645-4800	27-2594571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

BWAY Parent Company, Inc. (“BWAY Parent”)	☐ Yes ☐ No
BWAY Intermediate Company, Inc. (“BWAY Intermediate”)	☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

BWAY Parent	☑ Yes ☐ No
BWAY Intermediate	☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non- Accelerated Filer	Smaller Reporting Company

BWAY Parent	☐	☐	☑	☐

BWAY Intermediate	☐	☐	☑	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

BWAY Parent	☐ Yes ☑ No
BWAY Intermediate	☐ Yes ☑ No

Registrant	Description of Common Stock	Shares Outstanding as of August 12, 2011
BWAY Parent	Par Value $0.01 per share	29,364,465
BWAY Intermediate	Par Value $0.01 per share	1,000	*

*	All of BWAY Intermediate’s common stock is directly owned by BWAY Parent.

This quarterly report on Form 10-Q is a combined report of BWAY Parent Company, Inc. (“BWAY Parent”) and BWAY Intermediate Company, Inc. (“BWAY Intermediate”), a direct 100% owned subsidiary of BWAY Parent. Unless the context indicates otherwise, any reference in this report to the “Companies,” “we,” “us” and “our” refers to BWAY Parent together with its direct and indirect subsidiaries, including BWAY Intermediate.

The principal indirect subsidiary of BWAY Parent and BWAY Intermediate is BWAY Corporation (together with its subsidiaries, “BWAY”). Substantially all of the operating results of BWAY Parent and BWAY Intermediate are derived from the operating results of BWAY. Where information is provided that is substantially the same for each company, such information has been combined. Where information is not substantially the same for each company, we have provided separate information. In addition, separate financial statements for each company are included in Part I, Item 1.

BWAY PARENT COMPANY, INC.

BWAY INTERMEDIATE COMPANY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2011

This quarterly report on Form 10-Q is a combined report of BWAY Parent Company, Inc. (“BWAY Parent”) and BWAY Intermediate Company, Inc. (“BWAY Intermediate”), a direct 100% owned subsidiary of BWAY Parent. Unless the context indicates otherwise, any reference in this report to the “Companies,” “we,” “us” and “our” refers to BWAY Parent together with its direct and indirect subsidiaries, including BWAY Intermediate.

The principal indirect subsidiary of BWAY Parent and BWAY Intermediate is BWAY Corporation (together with its subsidiaries, “BWAY”). Substantially all of the operating results of BWAY Parent and BWAY Intermediate are derived from the operating results of BWAY. Where information is provided that is substantially the same for each company, such information has been combined. Where information is not substantially the same for each company, we have provided separate information. In addition, separate financial statements for each company are included in Part I, Item 1.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Parent Company, Inc. and Subsidiaries

($ in millions, except par value)	June 30, 2011	September 30, 2010
Assets
Current assets
Cash and cash equivalents	$8.4	$101.3
Accounts receivable, net of allowance for doubtful accounts of $0.6 and $0.5	158.8	121.0
Inventories, net	145.2	106.1
Other current assets	34.2	26.5

Total current assets	346.6	354.9

Property, plant and equipment, net	184.9	163.7
Goodwill	431.9	407.4
Other intangible assets, net	393.1	405.9
Other assets	38.1	31.1

Total assets	$1,394.6	$1,363.0

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$138.9	$133.1
Other current liabilities	44.6	54.0
Current portion of long-term debt	5.1	4.9

Total current liabilities	188.6	192.0

Long-term debt	859.7	683.8
Deferred tax liabilities	164.8	158.4
Other liabilities	49.2	47.2

Total liabilities	1,262.3	1,081.4

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, $0.01 par value, 40,000,000 shares authorized; 29,364,465 and 29,375,165 shares issued and outstanding	0.3	0.3
Additional paid-in capital	156.4	293.8
Accumulated deficit	(24.0)	(11.2)
Accumulated other comprehensive loss	(0.4)	(1.3)

Total stockholders’ equity	132.3	281.6

Total liabilities and stockholders’ equity	$1,394.6	$1,363.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Parent Company, Inc. and Subsidiaries (and Predecessor)

	Successor		Predecessor	Successor		Predecessor
($ in millions)	Three Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from April 1, 2010 to June 15, 2010	Nine Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from September 28, 2009 to June 15, 2010
Net sales	$328.5	$49.8	$238.9	$871.5	$49.8	$705.9

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	275.3	42.8	203.7	751.2	42.8	598.5
Depreciation and amortization	22.7	3.1	10.3	66.4	3.1	37.1
Selling and administrative	6.1	0.8	6.5	16.5	0.8	17.2
Restructuring	0.6	0.1	0.4	1.4	0.1	3.1
Interest, net	17.3	2.2	7.5	52.7	2.2	25.2
Merger transaction costs	–	13.5	11.5	–	13.5	16.5
Business acquisition costs	0.4	–	0.1	1.0	–	0.6
Loss on extinguishment of debt	–	–	59.9	–	–	59.9
Other	0.4	0.3	(0.2)	0.4	0.3	0.6

Total costs and expenses	322.8	62.8	299.7	889.6	62.8	758.7

Income (loss) before income taxes	5.7	(13.0)	(60.8)	(18.1)	(13.0)	(52.8)
Provision for (benefit from) income taxes	3.6	(1.1)	(18.6)	(5.3)	(1.1)	(15.8)

Net income (loss)	$2.1	$(11.9)	$(42.2)	$(12.8)	$(11.9)	$(37.0)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Parent Company, Inc. and Subsidiaries (and Predecessor)

	Successor		Predecessor
($ in millions)	Nine Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from September 28, 2009 to June 15, 2010
Cash Flows from Operating Activities
Net loss	$(12.8)	$(11.9)	$(37.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	31.4	1.6	25.8
Amortization of other intangible assets	35.0	1.5	11.3
Amortization of debt issuance costs	3.9	0.2	1.5
Accretion of debt discount	1.2	0.1	3.2
Non-cash charge related to increased inventory carrying value	–	1.1	–
Unrealized foreign currency gain	(2.2)	–	–
Non-cash interest expense on PIK Notes to be paid-in-kind	11.3	–	–
Debt issuance costs not capitalized	0.4	–	–
Gain on disposition of property, plant and equipment	–	–	(0.3)
Deferred income taxes	2.7	–	18.6
Stock-based compensation expense	1.0	–	3.9
Loss on extinguishment of debt	–	–	59.9
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(25.9)	(14.0)	(27.6)
Inventories	(15.0)	(2.2)	(23.4)
Accounts payable	(5.1)	4.8	31.1
Other assets	(2.4)	(0.5)	(1.5)
Accrued and other liabilities	(13.9)	(4.3)	(14.8)
Accrued merger related transaction liabilities	–	(12.5)	12.7
Income taxes, net	(4.5)	–	(61.3)

Net cash provided by (used in) operating activities	5.1	(36.1)	2.1

Cash Flows from Investing Activities
Capital expenditures	(29.3)	(1.2)	(18.1)
Acquisition of BWAY Holding Company	–	(508.2)	–
Business acquisitions, net of cash acquired	(50.8)	–	(32.3)
Other	–	–	0.4

Net cash used in investing activities	(80.1)	(509.4)	(50.0)

Cash Flows from Financing Activities
Proceeds from issuance of PIK Notes	145.5	–	–
Payment of dividend to stockholders	(138.4)	–	–
Proceeds from issuance of secured debt	24.9	487.5	–
Repayments of secured debt	(3.9)	(195.7)	(6.6)
Proceeds from revolving credit facility borrowings	124.0	–	–
Repayments of revolving credit facility borrowings	(124.0)	–	–
Proceeds from issuance of senior notes	–	202.2	–
Repayment of senior notes	–	(228.5)	–
Tender/consent premiums paid on tender of senior notes	–	(28.6)	–
Repayment of acquired debt related to business acquisitions	(33.2)	–	–
Increase in unpresented bank drafts in excess of cash available for offset	–	7.1	–
Principal repayments under capital lease obligations	(1.1)	(0.1)	(0.5)
Proceeds from stock option exercises	–	–	1.6
Proceeds from issuance of common stock	–	293.8	–
Payments to repurchase common stock	(0.1)	–	–
Excess tax benefit related to share-based payments	–	–	15.0
Payment of debt issuance costs	(11.9)	(27.1)	–

Net cash (used in) provided by financing activities	(18.2)	510.6	9.5

Effect of exchange rate changes on cash and cash equivalents	0.3	0.1	0.6

Net decrease in cash and cash equivalents	(92.9)	(34.8)	(37.8)
Cash and cash equivalents, beginning of period	101.3	50.9	88.7

Cash and cash equivalents, end of period	$8.4	$16.1	$50.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Intermediate Company, Inc. and Subsidiaries

($ in millions, except par value)	June 30, 2011	September 30, 2010
Assets
Current assets
Cash and cash equivalents	$7.7	$101.3
Accounts receivable, net of allowance for doubtful accounts of $0.6 and $0.5	158.8	121.0
Inventories, net	145.2	106.1
Other current assets	34.2	26.5

Total current assets	345.9	354.9

Property, plant and equipment, net	184.9	163.7
Goodwill	431.9	407.4
Other intangible assets, net	393.1	405.9
Other assets	33.8	31.1

Total assets	$1,389.6	$1,363.0

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$138.9	$133.1
Other current liabilities	44.2	54.0
Current portion of long-term debt	5.1	4.9

Total current liabilities	188.2	192.0

Long-term debt	705.2	683.8
Deferred tax liabilities	164.8	158.4
Other liabilities	46.3	47.2

Total liabilities	1,104.5	1,081.4

Commitments and contingencies (Note 14)

Stockholder’s equity
Common stock, $0.01 par value, 1,000 shares authorized; 1,000 shares issued and outstanding	–	–
Additional paid-in capital	300.6	294.1
Accumulated deficit	(15.1)	(11.2)
Accumulated other comprehensive loss	(0.4)	(1.3)

Total stockholder’s equity	285.1	281.6

Total liabilities and stockholder’s equity	$1,389.6	$1,363.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Successor		Predecessor	Successor		Predecessor
($ in millions)	Three Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from April 1, 2010 to June 15, 2010	Nine Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from September 28, 2009 to June 15, 2010
			(Restated)			(Restated)
Net sales	$328.5	$49.8	$238.9	$871.5	$49.8	$705.9

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	275.3	42.8	203.7	751.2	42.8	598.5
Depreciation and amortization	22.7	3.1	10.3	66.4	3.1	37.1
Selling and administrative	6.1	0.8	6.5	16.1	0.8	17.2
Restructuring	0.6	0.1	0.4	1.4	0.1	3.1
Interest, net	12.6	2.2	7.5	40.2	2.2	25.2
Merger transaction costs	–	13.5	11.5	–	13.5	16.5
Business acquisition costs	0.4	–	0.1	1.0	–	0.6
Loss on extinguishment of debt	–	–	59.9	–	–	59.9
Other	0.4	0.3	(0.2)	(1.1)	0.3	0.6

Total costs and expenses	318.1	62.8	299.7	875.2	62.8	758.7

Income (loss) before income taxes	10.4	(13.0)	(60.8)	(3.7)	(13.0)	(52.8)
Provision for (benefit from) income taxes	5.1	(1.1)	(18.6)	0.2	(1.1)	(15.8)

Net income (loss)	$5.3	$(11.9)	$(42.2)	$(3.9)	$(11.9)	$(37.0)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Successor		Predecessor
($ in millions)	Nine Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from September 28, 2009 to June 15, 2010
Cash Flows from Operating Activities			(Restated )
Net loss	$(3.9)	$(11.9)	$(37.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	31.4	1.6	25.8
Amortization of other intangible assets	35.0	1.5	11.3
Amortization of debt issuance costs	3.3	0.2	1.5
Accretion of debt discount	0.6	0.1	3.2
Non-cash charge related to increased inventory carrying value	–	1.1	–
Unrealized foreign currency gain	(2.2)	–	–
Debt issuance costs not capitalized	0.4	–	–
Gain on disposition of property, plant and equipment	–	–	(0.3)
Deferred income taxes	2.7	–	18.6
Stock-based compensation expense	1.0	–	3.9
Loss on extinguishment of debt	–	–	59.9
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(25.9)	(14.0)	(27.6)
Inventories	(15.0)	(2.2)	(23.4)
Accounts payable	(5.1)	4.8	31.1
Other assets	(2.4)	(0.5)	(1.5)
Accrued and other liabilities	(14.5)	(4.3)	(14.8)
Accrued merger related transaction liabilities	–	(12.5)	12.7
Income taxes, net	1.0	–	(61.3)

Net cash provided by (used in) operating activities	6.4	(36.1)	2.1

Cash Flows from Investing Activities
Capital expenditures	(29.3)	(1.2)	(18.1)
Acquisition of BWAY Holding Company	–	(508.2)	–
Business acquisitions, net of cash acquired	(50.8)	–	(32.3)
Other	–	–	0.4

Net cash used in investing activities	(80.1)	(509.4)	(50.0)

Cash Flows from Financing Activities
Proceeds from issuance of secured debt	24.9	487.5	–
Repayments of secured debt	(3.9)	(195.7)	(6.6)
Proceeds from revolving credit facility borrowings	124.0	–	–
Repayments of revolving credit facility borrowings	(124.0)	–	–
Proceeds from issuance of senior notes	–	202.2	–
Repayment of senior notes	–	(228.5)	–
Tender/consent premiums paid on tender of senior notes	–	(28.6)	–
Repayment of acquired debt related to business acquisitions	(33.2)	–	–
Increase in unpresented bank drafts in excess of cash available for offset	–	7.1	–
Principal repayments under capital lease obligations	(1.1)	(0.1)	(0.5)
Proceeds from stock option exercises	–	–	1.6
Proceeds from issuance of common stock	–	293.8	–
Excess tax benefit related to share-based payments	–	–	15.0
Payment of debt issuance costs	(6.9)	(27.1)	–

Net cash (used in) provided by financing activities	(20.2)	510.6	9.5

Effect of exchange rate changes on cash and cash equivalents	0.3	0.1	0.6

Net decrease in cash and cash equivalents	(93.6)	(34.8)	(37.8)
Cash and cash equivalents, beginning of period	101.3	50.9	88.7

Cash and cash equivalents, end of period	$7.7	$16.1	$50.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMBINED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWAY Parent Company, Inc. and Subsidiaries (and Predecessor)

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

1.	GENERAL

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of each of BWAY Parent Company, Inc. (“BWAY Parent”) and BWAY Intermediate Company, Inc. (“BWAY Intermediate”) (each as applicable, “Successor”) include the accounts of BWAY Holding Company (“BWAY Holding” or “Predecessor”) and its direct and indirect subsidiaries, each 100% owned. BWAY Holding is a 100% owned subsidiary of BWAY Intermediate, which is a 100% owned subsidiary of BWAY Parent. In these notes, unless the context specifies otherwise, we refer to BWAY Parent or BWAY Intermediate and its direct and indirect subsidiaries collectively, notwithstanding any designation as Predecessor or Successor, as “the Company,” “we,” “us” or “our,” as applicable.

References in these notes to Consolidated Financial Statements refer to the audited consolidated financial statements as of and for the periods ended September 30, 2010. The Consolidated Financial Statements are included in Amendment No. 2 to the registration statement on Form S-4 that we filed with the Securities and Exchange Commission (the “SEC”) on July 12, 2011 for BWAY Parent (as amended, the “BWAY Parent Registration Statement”) and the registration statement on Form S-4 that we filed with the SEC on March 11, 2011 for BWAY Holding (the “BWAY Holding Registration Statement”).

BWAY Parent is owned by investment entities (“MDP Investment Funds”) affiliated with Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago, Illinois (“MDP”), and certain members of BWAY Holding’s management (“Management Investors”). Effective June 16, 2010, BWAY Parent acquired BWAY Holding through the merger of Picasso Merger Sub, Inc. (“Merger Sub”), a 100% owned subsidiary of BWAY Intermediate, with and into BWAY Holding, which is the surviving corporation, pursuant to an agreement and plan of merger dated March 28, 2010 (the “Merger”). We sometimes refer to the Merger and related transactions as the “Transactions.” BWAY Parent, BWAY Intermediate and Merger Sub were formed solely to complete the Merger. See Note 3, “Acquisition of BWAY Holding Company” of Notes to Consolidated Financial Statements included in the BWAY Parent Registration Statement.

The Transactions were accounted for as a business combination, whereby the purchase price paid to effect the Transactions was allocated to record acquired assets and assumed liabilities at fair value as of the acquisition date. At June 30, 2011, the measurement period has concluded and the purchase price allocation has been finalized.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with the Consolidated Financial Statements. The unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Our fiscal year ends on September 30. Results of operations and cash flows for interim periods presented in the unaudited condensed consolidated financial statements are not necessarily indicative of results of operations and cash flows for the full fiscal year.

In these notes, we refer to our fiscal periods when we reference or discuss a year or quarter, unless otherwise indicated.

Business and Segment Information

BWAY Parent, BWAY Intermediate and BWAY Holding are holding companies that do not have independent operations. BWAY Corporation (“BWAY”), the operating subsidiary of BWAY Holding, and its subsidiaries manufacture and distribute metal and rigid plastic containers primarily to manufacturers of industrial and consumer products for use as packaging. We have operations in the United States, Puerto Rico and Canada, and we sell primarily to customers located in these geographic markets. We report our operations in two business segments: metal packaging and plastic packaging (see Note 15, “Business Segments“).

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards not yet adopted, including the expected dates of adoption and estimated effects on the financial statements, from those disclosed in the Consolidated Financial Statements.

Related Party Transactions

BWAY Intermediate is party to a management services agreement with affiliates of MDP. The management services agreement is further described in Note 16, “Related Party Transactions,” of Notes to Consolidated Financial Statements. Pursuant to the agreement, the MDP affiliates may receive a transaction fee in connection with the consummation of certain corporate transactions as well as reimbursement for out-of-pocket expenses. In 2011, BWAY Parent paid affiliates of MDP $1.5 million as a transaction fee related to the issuance of the PIK Notes (as defined and further described in Note 7, “Long-Term Debt”). The transaction fee was paid using proceeds from the issuance of the PIK Notes and is included in other expense in the condensed consolidated statements of operations. This transaction fee was in addition to the dividend of approximately $138.4 million paid to BWAY Parent’s stockholders, which included affiliates of MDP, in connection with the issuance of the PIK Notes.

2.	RESTATEMENT

In December 2010, we identified certain items associated with the Merger that were erroneously treated in the unaudited condensed consolidated financial statements for the Predecessor periods ended June 15, 2010, which were included in BWAY Intermediate’s unaudited condensed consolidated financial statements as of and for the period ended June 30, 2010. The information for the Predecessor periods ended June 15, 2010 was properly reflected in BWAY Intermediate’s Consolidated Financial Statements (which were as of and for the Successor period ended September 30, 2010). Although we do not believe the correction of the errors to be material, to be consistent with the Consolidated Financial Statements, the information for the Predecessor periods ended June 15, 2010 included in these unaudited condensed consolidated financial statements has been restated to reflect the correction.

In the following tables, we present the effect of the correction on each affected line item in the previously issued financial statements of BWAY Intermediate. BWAY Parent financial statements were not previously issued for the affected periods.

	Predecessor
	Period from April 1, 2010 to June 15, 2010
($ in millions)	As Previously Presented	Effect of Correction		As Restated
Unaudited Condensed Consolidated Statement of Operations
Cost of products sold (excluding depreciation and amortization)	$203.6	$0.1	(a)	$203.7
Selling and administrative expense	5.5	1.0	(a)	6.5
Merger transaction costs	11.0	0.5	(b)	11.5
Other	(0.3)	0.1	(c)	(0.2)
Total costs and expenses	298.0	1.7	(d)	299.7
Loss before income taxes	(59.1)	(1.7	)(d)	(60.8)
Benefit from income taxes	(17.9)	(0.7	)(e)	(18.6)
Net loss	$(41.2)	$(1.0	)(d)	$(42.2)

	Predecessor
	Period from September 28, 2009 to June 15, 2010
($ in millions)	As Previously Presented	Effect of Correction		As Restated
Unaudited Condensed Consolidated Statement of Operations
Cost of products sold (excluding depreciation and amortization)	$598.4	$0.1	(a)	$598.5
Selling and administrative expense	16.2	1.0	(a)	17.2
Merger transaction costs	16.0	0.5	(b)	16.5
Other	0.5	0.1	(c)	0.6
Total costs and expenses	757.0	1.7	(d)	758.7
Loss before income taxes	(51.1)	(1.7	)(d)	(52.8)
Benefit from income taxes	(15.1)	(0.7	)(e)	(15.8)
Net loss	$(36.0)	$(1.0	)(d)	$(37.0)

Unaudited Condensed Consolidated Statement of Cash Flows
Net loss	$(36.0)	$(1.0	)(f)	$(37.0)
Deferred income taxes	2.4	16.2	(g)	18.6
Changes in operating assets and liabilities:
Accrued and other liabilities	(16.3)	1.5	(f)	(14.8)
Accrued merger related transaction liabilities	12.5	0.2	(f)	12.7
Income taxes, net	(44.4)	(16.9	)(h)	(61.3)
Net cash provided by operating activities	$2.1	$–		$2.1

(a)	Reflects a correction of Predecessor’s write-off of certain deferred liabilities that were not carried forward to Successor. The liabilities, which consisted of deferred rent ($0.9 million) and a deferred gain ($0.2 million), should have been cleared as purchase accounting adjustments rather than through Predecessor’s statement of operations.
(b)	Reflects an expense associated with the settlement of a Merger related shareholder lawsuit that Predecessor should have accrued.
(c)	Reflects rounding.
(d)	Reflects the effect of line item changes on line item totals.
(e)	Reflects the benefit from income taxes associated with the effect of other changes on loss before income taxes.
(f)	Reflects the effect of changes to the statement of operations (as discussed above) for the period from September 28, 2009 to June 15, 2010.
(g)	Reflects a correction to the reconciliation of net loss to net cash provided by operating activities relating to deferred income taxes, which Predecessor had erroneously shown as relating to current income taxes.
(h)	Reflects the effect of other items (see notes (e) and (g) above) on the reconciliation of net loss to net cash provided by operating activities.

3.	RECENT ACQUISITIONS

See “Business Combinations” under Note 2, “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements.

Financial information related to the following acquisitions is included in these condensed consolidated financial statements from the applicable acquisition date.

Phoenix Container

On December 20, 2010, we acquired Phoenix Container, Inc. (“Phoenix Container”) in a stock purchase transaction for $39.5 million in cash, which was net of cash acquired and which was funded with available cash on hand and borrowings under our credit facility. The amount includes $6.1 million of assumed debt, which was outstanding immediately preceding the acquisition and which we repaid at closing. Phoenix Container, headquartered in North Brunswick, New Jersey, manufactures a wide range of steel pails used for packaging industrial and consumer products. We believe that this acquisition will provide several strategic and financial benefits to us and it is consistent with our acquisition strategy. Phoenix Container is included in our metal packaging segment.

We have recorded the acquired net assets at fair value in accordance with applicable accounting guidance. We had completed an initial purchase price allocation at March 31, 2011, and we did not record any adjustments to the purchase price allocation during the quarter ended June 30, 2011. The allocation period for the acquisition remains open.

We allocated goodwill and intangible assets subject to amortization of Phoenix Container to the metal packaging segment. See Note 7, “Goodwill and Other Intangible Assets”. Goodwill related to this acquisition consists largely of synergies and economies of scale expected from the integration of the acquired business into our existing operations. The goodwill recognized is not deductible for U.S. income tax purposes. We have estimated the useful life of trade names and customer relationships at 3 years and 14 years, respectively.

Plastican

On October 8, 2010, we acquired Plastican, Inc. (“Plastican”) in a stock purchase transaction for $40.7 million in cash, which was funded with available cash on hand, and includes $27.1 million of assumed debt, which was outstanding immediately preceding the acquisition and which we repaid at closing. Plastican, headquartered in Leominster, Massachusetts, is a manufacturer of rigid plastic packaging. We believe that this acquisition will provide several strategic and financial benefits to us and it is consistent with our acquisition strategy. Plastican is included in our plastic packaging segment.

We have recorded the acquired net assets at fair value in accordance with applicable accounting guidance. We had completed an initial purchase price allocation at March 31, 2011, and we did not record any adjustments to the purchase price allocation during the quarter ended June 30, 2011. The allocation period for the acquisition remains open.

We allocated goodwill and intangible assets subject to amortization of Plastican to the plastic packaging segment. See Note 9, “Goodwill and Other Intangible Assets.” Goodwill related to this acquisition consists largely of synergies and economies of scale expected from the integration of the acquired businesses into our existing operations. For U.S. income tax purposes, the acquisition is being treated as an asset purchase and, as such, goodwill recognized is deductible for U.S. income tax purposes. We have estimated the useful life of trade names and customer relationships at 3 years and 8 years, respectively.

The following table summarizes our purchase price allocations related to the above acquisitions:

($ in millions)	Phoenix Container	Plastican
Purchase Price Allocation
Current assets	$10.1	$27.5
Property, plant and equipment	8.3	16.1
Intangible assets subject to amortization (customer relationships and trade names)	17.9	3.9
Goodwill	14.7	5.2

Total assets acquired	51.0	52.7
Current liabilities assumed	(3.7)	(12.0)
Deferred tax liabilities	(7.3)	–

	40.0	40.7
Less: cash acquired	(0.5)	–

Purchase price, net of cash acquired	39.5	40.7
Debt assumed and repaid at closing	(6.1)	(27.1)

Purchase price, net of cash acquired and debt assumed and repaid at closing	$33.4	$13.6

In addition to the above acquisitions, in June 2011 we acquired an asset group for $5.0 million that qualifies as a business for financial reporting purposes. We paid $3.8 million in June 2011 and $1.2 million in July 2011.

Supplemental Pro Forma Information

In the table below, we have presented unaudited supplemental pro forma information related to revenue and earnings on a combined basis for the Phoenix Container and Plastican acquisitions for the nine months ended June 30, 2011 and June 30, 2010 as if the acquisitions had occurred at the beginning of 2010, or October 1, 2009. The information is not intended to represent or be indicative of our revenue or earnings that would have been reported had the acquisitions actually occurred at the beginning of 2010 and should not be taken as indicative of our future consolidated results of operations.

	BWAY Parent
	Successor		Predecessor
($ in millions)	Nine Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from September 28, 2009 to June 15, 2010
Supplemental pro forma information
Net sales	$882.7	$56.1	$798.7
Net loss	$(14.0)	$(11.8)	$(39.1)

	BWAY Intermediate
	Successor		Predecessor
($ in millions)	Nine Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from September 28, 2009 to June 15, 2010
Supplemental pro forma information
Net sales	$882.7	$56.1	$798.7
Net loss	$(5.1)	$(11.8)	$(39.1)

The pro forma information includes items that (1) are directly attributable to the businesses acquired, (2) have a continuing impact on our operations and (3) are factually supportable. Pro forma adjustments primarily relate to an increase in depreciation and amortization expense related to amortizable intangible assets recorded in purchase accounting and the income tax impact recorded at the statutory tax rate. The information for the period ended June 15, 2010 was prepared using the historical data of Predecessor and does not reflect the Merger or related transactions as if they had occurred at the beginning of that period.

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The following information supplements the unaudited condensed consolidated statements of cash flows for the period indicated:

	Successor		Predecessor
($ in millions)	Nine Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from September 28, 2009 to June 15, 2010
Net cash paid (refunded) during the period for:
Interest	$41.7	$4.9	$28.1
Income taxes	(3.4)	(0.6)	11.3

Business acquisitions
Fair value of assets acquired	$107.0	$–	$32.9
Fair value of liabilities assumed, including debt repaid at closing	(56.2)	–	(0.6)

Cash paid for business acquisitions	50.8	–	32.3

	Successor		Predecessor
($ in millions)	Nine Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from September 28, 2009 to June 15, 2010
Non-cash investing and financing activities
Amounts owed for capital expenditures	$1.2	$1.5	$1.4
Assets acquired through capital lease	1.0	–	0.8
Interest paid-in-kind on PIK Notes (1)	8.4	–	–
Tax benefit from BWAY Parent recorded into additional paid-in-capital (2)	$5.5	$–	$–

(1)	Applicable only to BWAY Parent.
(2)	Applicable only to BWAY Intermediate.

5.	INVENTORIES

The major classes of inventory as of the dates indicated were:

($ in millions)	June 30, 2011	September 30, 2010
Raw materials	$56.0	$24.7
Work in process	42.6	45.5
Finished goods	46.6	35.9

Total inventories	$145.2	$106.1

6.	OTHER CURRENT ASSETS AND LIABILITIES

Other current assets and other current liabilities as of the dates indicated were:

($ in millions)	June 30, 2011	September 30, 2010
Other current assets
Income taxes receivable	$15.1	$10.4
Deferred tax assets	9.6	9.0
Other	9.5	7.1

Total other current assets	$34.2	$26.5

Other current liabilities
Accrued salaries and wages	$12.8	$14.9
Accrued interest	5.5	11.2
Accrued rebates	6.3	7.7
Self insurance	8.0	7.2
Other (1)	12.0	13.0

Total other current liabilities (1)	$44.6	$54.0

(1)	For BWAY Intermediate, other current liabilities and total other current liabilities were $11.6 million and $44.2 million, respectively, at June 30, 2011.

7.	LONG-TERM DEBT

Outstanding Long-Term Debt

Long-term debt outstanding as of the dates indicated consisted of:

	BWAY Parent
($ in millions)	June 30, 2011	September 30, 2010
Long-term debt
10.125%/10.875% PIK toggle notes due November 2015	$158.4	$–
10% senior notes due June 2018	205.0	205.0
Variable rate term loan maturing February 2018 (1)	509.9	488.8

	873.3	693.8
Unamortized debt discount	(8.5)	(5.1)

Total long-term debt	864.8	688.7
Less current portion of long-term debt	(5.1)	(4.9)

Long-term debt, net of current portion	$859.7	$683.8

	BWAY Intermediate
($ in millions)	June 30, 2011	September 30, 2010
Long-term debt
10% senior notes due June 2018	$205.0	$205.0
Variable rate term loan maturing February 2018 (1)	509.9	488.8

	714.9	693.8
Unamortized debt discount	(4.6)	(5.1)

Total long-term debt	710.3	688.7
Less current portion of long-term debt	(5.1)	(4.9)

Long-term debt, net of current portion	$705.2	$683.8

(1)	The credit agreement was amended in February 2011 whereby the maturity date was extended. At September 30, 2010, the term loan was scheduled to mature in June 2017.

The weighted-average interest rate on variable rate credit facility borrowings at June 30, 2011 and September 30, 2010 was 4.5% and 5.5%, respectively.

Current Portion of Long-Term Debt

The current portion of long-term debt at June 30, 2011 and September 30, 2010 included scheduled annual repayments of approximately $5.1 million and $4.9 million, respectively, payable on a quarterly basis.

The credit agreement contains a provision whereby we may be required to make an “excess cash flow” payment in the quarter following the end of our fiscal year. Our first test period for excess cash flow is for the period from June 16, 2010 to September 30, 2011. We estimate that an excess cash flow payment will not be required for the period ending September 30, 2011, and, as such, no amount has been included in the current portion of long-term debt at June 30, 2011.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt at June 30, 2011 were:

($ in millions)	BWAY Parent	BWAY Intermediate
Fiscal year
2011 (remainder)	$1.3	$1.3
2012	5.1	5.1
2013	5.1	5.1
2014	5.2	5.2
2015	5.1	5.1
Thereafter	851.5	693.1

Total scheduled maturities of long-term debt	$873.3	$714.9

PIK Toggle Notes of BWAY Parent

On October 26, 2010, BWAY Parent completed a private placement offering of $150.0 million aggregate principal amount of 10.125%/10.875% senior PIK toggle notes due 2015 (the “PIK Notes”). The notes priced at a discount to par of 97.0%. Interest accrues on the PIK Notes at the rate of 10.125% per annum in the case of Cash Interest (as defined below) and 10.875% per annum in the case of PIK Interest (as defined below), and is payable semi-annually in arrears on November 1 and May 1 through maturity. The first interest payment was paid solely in PIK Interest (as defined below) and was paid on May 2, 2011. The PIK Notes mature on November 1, 2015. We will recognize original issue discount (“OID”) of $4.5 million as interest expense over the term of the debt using an effective yield method.

We used a portion of the net proceeds from the PIK Notes to pay a dividend to shareholders of $4.71 per share, or approximately $138.4 million, to pay an underwriting fee of approximately $3.8 million and to pay a transaction fee to MDP of $1.5 million.

The PIK Notes are obligations of BWAY Parent and are not guaranteed by any of its subsidiaries or secured by any of its assets. The PIK Notes were issued pursuant to an indenture dated as of October 26, 2010 (the “PIK Indenture”) between BWAY Parent and The Bank of New York Mellon Trust Company, N.A., as Trustee.

Interest will be payable, at the election of BWAY Parent (made by delivering a notice to the PIK Trustee prior to the beginning of each interest period), (1) entirely in cash (“Cash Interest”), (2) by increasing the principal amount of the outstanding PIK Notes or by issuing new PIK Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. If BWAY Parent fails to make an election for any interest period in accordance with the PIK Indenture, interest for such period shall be payable solely in PIK Interest. BWAY Parent was required to pay PIK Interest for the interest period ended May 1, 2011, and it will be required to pay PIK Interest for the interest period ending November 1, 2011. As such, we have accrued interest on the PIK Notes at the toggle rate of 10.875%. BWAY Parent records accrued interest related to these PIK Notes in other long-term liabilities in the condensed consolidated balance sheet. On May 2, 2011, BWAY Parent issued $8.4 million of PIK Notes as PIK Interest to meet its May 1, 2011 interest payment obligation. PIK Notes issued as PIK Interest are due at maturity and begin to accrue interest from the date they are issued.

In order to pay Cash Interest, BWAY Parent, as a holding company without independent operations, would generally require dividends or loans from its subsidiaries. The payment of dividends or the loan of monies from BWAY Intermediate or its subsidiaries to BWAY Parent is limited or otherwise prohibited by our debt agreements (including our credit agreement and the 2018 Indenture (as defined below)). As such, we expect to meet our interest obligations under the PIK Notes through the issuance of additional PIK Notes as PIK Interest.

The PIK Indenture provides that the PIK Notes are general unsecured obligations of BWAY Parent and will not be guaranteed by BWAY Intermediate or any of its current or future subsidiaries. BWAY Parent may redeem the PIK Notes at its option, in whole or part, at any time prior to November 1, 2012, by paying a make-whole premium on the PIK Notes redeemed plus accrued and unpaid interest to the redemption date. BWAY Parent may redeem the PIK Notes, in whole or in part, on or after November 1, 2012, at the redemption prices set forth in the PIK Indenture. Certain equity offerings will be triggering events which will require BWAY Parent to use the proceeds of the offering to offer to repurchase PIK Notes at a redemption price at 105% of the principal amount of the PIK Notes at any time prior to November 1, 2012 and at the redemption prices set forth in the PIK Indenture at any time on or after November 1, 2012, in each case, plus accrued and unpaid interest, if any, to the repurchase date.

The PIK Indenture contains covenants that limit the ability of BWAY Parent (and most of its subsidiaries) to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by its restricted subsidiaries to BWAY Parent; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; and (ix) designate BWAY Parent’s subsidiaries as unrestricted subsidiaries.

At June 30, 2011, BWAY Parent was in compliance with applicable financial covenants related to the PIK Notes.

BWAY Parent incurred costs of approximately $4.5 million associated with the issuance of the PIK Notes. The amount included an underwriting fee of approximately $3.8 million. BWAY Parent capitalized the costs, which are included in other assets in the condensed consolidated balance sheet and are being amortized to interest expense over the term of the PIK Notes.

In connection with the issuance of the PIK Notes, BWAY Parent and the initial purchasers of the PIK Notes entered into a registration rights agreement, dated October 26, 2010 (the “PIK Registration Rights Agreement”). Under the PIK Registration Rights Agreement, BWAY Parent is obligated to file and use its reasonable best efforts to cause to become effective a registration statement with respect to an offer to exchange the PIK Notes for notes publicly registered with the SEC with substantially identical terms as the PIK Notes. The SEC declared the BWAY Parent Registration Statement effective July 27, 2011 and BWAY Parent commenced an offer to exchange the PIK Notes for the registered notes. Unless extended or otherwise modified, the exchange offer expires August 25, 2011.

Senior Notes of BWAY Holding

In connection with the Merger, Merger Sub (whose obligations were assumed by BWAY Holding upon consummation of the Merger) completed a private placement offering of approximately $205.0 million aggregate principal amount of 10% senior notes due 2018 (the “2018 Notes”) which priced at a discount to par of 98.658%. Interest on the 2018 Notes is payable semi-annually in arrears on June 15 and December 15 through maturity. The 2018 Notes mature June 15, 2018. We will recognize OID of $2.8 million as interest expense over the term of the debt using the effective yield method.

BWAY Holding used the net proceeds from the 2018 Notes to finance, in part, the consideration paid in the Merger, to refinance Predecessor’s existing indebtedness and to pay certain fees and expenses.

Immediately following the Merger, BWAY Intermediate, BWAY Holding and certain of BWAY Holding’s subsidiaries (collectively, the “BWAY Guarantors”) entered into a supplemental indenture with The Bank of New York Mellon Trust Company, N.A., as Trustee to an indenture, dated as of June 16, 2010, by and among BWAY Intermediate, Merger Sub and the Trustee (as supplemented, the “2018 Indenture”), pursuant to which BWAY Holding assumed Merger Sub’s obligations under the 2018 Notes and the 2018 Indenture and BWAY Intermediate and the BWAY Guarantors became guarantors of the 2018 Notes. Following their acquisition, Plastican and Phoenix Container became BWAY Guarantors. BWAY Parent is neither a party to the 2018 Indenture nor a guarantor of the 2018 Notes.

The 2018 Indenture provides that the 2018 Notes are general unsecured obligations of BWAY Holding and will be guaranteed by BWAY Intermediate and each of BWAY Holding’s current and future domestic subsidiaries that guarantee the Senior Secured Credit Facilities (as discussed below), including the BWAY Guarantors. BWAY Parent is not a guarantor of the 2018 Notes. BWAY Holding may redeem the 2018 Notes at its option, in whole or part, at any time prior to June 15, 2014, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and plus the applicable premium. BWAY Holding may redeem the 2018 Notes, in whole or in part, on or after June 15, 2014, at the redemption prices set forth in the 2018 Indenture. At any time and from time to time on or before June 15, 2013, BWAY Holding may choose to redeem in the aggregate up to 35% of the aggregate principal amount of the 2018 Notes at a redemption price equal to 110% of the face amount thereof, plus accrued and unpaid interest to the date of redemption with the net proceeds of one or more equity offerings so long as at least 50% of the original aggregate principal amount of the 2018 Notes (excluding 2018 Notes held by BWAY Holding, any direct or indirect parent of BWAY Holding and subsidiaries of BWAY Holding) remain outstanding after each such redemption.

The 2018 Indenture contains covenants that limit the ability of BWAY Holding (and most of its subsidiaries) to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by its restricted subsidiaries to BWAY Holding; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; and (ix) designate BWAY Holding’s subsidiaries as unrestricted subsidiaries.

At June 30, 2011, BWAY Holding and its subsidiaries were in compliance with applicable financial covenants related to the 2018 Notes.

We incurred costs of approximately $6.8 million associated with the issuance of the 2018 Notes. The amount included a placement fee paid to the initial purchasers of approximately $5.1 million. We capitalized the costs, which are included in other assets in the condensed consolidated balance sheets, and we are amortizing them to interest expense over the term of the 2018 Notes.

Immediately following the consummation of the Merger, BWAY Holding and the BWAY Guarantors entered into a joinder agreement (“Registration Rights Joinder”) with respect to a registration rights agreement, dated June 16, 2010 (the “Registration Rights Agreement”), by and among Merger Sub, BWAY Intermediate and the initial purchasers of the 2018 Notes. Under the Registration Rights Agreement, BWAY Holding is obligated to file and use its reasonable best efforts to cause to become effective a registration statement with respect to an offer to exchange the 2018 Notes for notes publicly registered with the SEC with substantially identical terms as the 2018 Notes. The SEC declared the BWAY Holding Registration Statement effective March 29, 2011 and BWAY Holding commenced an offer to exchange the 2018 Notes for the registered notes. On April 27, 2011, the exchange offer was completed and the original 2018 Notes were exchanged for registered notes with substantially identical terms.

Senior Secured Credit Facility

In connection with the Merger, BWAY Intermediate, Merger Sub and ICL Industrial Containers ULC (“ICL”), entered into a senior secured term loan facility in an aggregate principal amount of $490.0 million, subject to certain additional borrowings, (the “Term Loan”) and a senior secured revolving credit facility with a maximum availability of $75.0 million (the “Revolver” and together with the Term Loan, the “Senior Secured Credit Facilities”) pursuant to a credit agreement dated as of June 16, 2010 by and among BWAY Intermediate, Merger Sub (whose obligations were assumed by BWAY Holding upon consummation of the Merger), ICL, the lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as administrative agent, Barclays Capital, as document agent and Deutsche Bank Securities Inc., Banc of America Securities LLC and Barclays Capital, as joint lead arrangers, as amended February 23, 2011 (the “2010 Credit Agreement”). As amended, the Term Loan will mature on February 23, 2018 and the Revolver will mature on February 23, 2016.

In February 2011, BWAY Intermediate, BWAY Holding and ICL amended certain terms of the Senior Secured Credit Facilities. The amendment provided for, among other things, lower interest rates and the elimination or easing of certain restrictive covenants.

BWAY Holding used the initial net proceeds from the Term Loan to finance, in part, the consideration paid in the Merger, to refinance Predecessor’s existing indebtedness and to pay certain related fees and expenses. The Term Loan was issued with an OID of $2.5 million, which is being accreted to interest expense over the term of the Term Loan using an effective yield method. The Revolver was issued with an OID of $1.5 million, which is included in deferred debt issuance costs, and is being amortized to interest expense over the term of the Revolver on a straight-line basis. BWAY Holding did not draw on the Revolver to fund the Merger.

In December 2010, BWAY Holding borrowed an additional $25.0 million under the Term Loan, which was issued with an OID of $0.1 million, under the 2010 Credit Agreement.

BWAY Holding and ICL are obligated to make scheduled repayments on the Term Loan of $5.1 million annually, payable in quarterly installments. Interest accrues on the Senior Secured Credit Facilities, (i) that are denominated in U.S. dollars at a rate equal to the LIBO rate or the base rate, plus an applicable margin and (ii) that are denominated in Canadian dollars at a rate equal to the Canadian prime rate, plus an applicable margin. LIBO rate, base rate, Canadian prime rate and applicable margin are defined in the credit agreement. The LIBO rate is subject to a 1.25% floor and each of the base rate and the Canadian prime rate is subject to a 2.25% floor.

The applicable margin on base rate Term Loan borrowings is equal to 2.25% and on LIBO rate Term Loan borrowings is equal to 3.25%. The applicable margin on Revolver borrowings is equal to 2.75% for base rate or Canadian prime rate borrowings and 3.75% for LIBO rate or bankers’ acceptance loans. The applicable margins on Term Loan or Revolver borrowings may be reduced based on our “consolidated senior secured net leverage ratio” or “consolidated total net leverage ratio,” respectively, each as defined in the 2010 Credit Agreement.

Interest on outstanding Revolver borrowings, if any, accrues at a variable base rate plus a variable margin. The margin is based on the consolidated total net leverage ratio. A portion of the Revolver is available for the issuance of standby letters of credit and any such issuance will reduce the amount available to borrow under the Revolver. At June 30, 2011, there were issued standby letters of credit of $5.0 million which reduced our Revolver availability to $70.0 million. There were no outstanding Revolver borrowings at June 30, 2011.

The obligations of BWAY Holding under the Senior Secured Credit Facilities are guaranteed by BWAY Intermediate and by BWAY Holding’s direct and indirect domestic restricted subsidiaries, and the obligations of ICL under the Senior Secured Credit Facilities are guaranteed by BWAY Intermediate, BWAY Holding and BWAY Holding’s direct and indirect domestic and Canadian restricted subsidiaries (other than ICL, which is the primary obligor). BWAY Parent is neither a party to the 2010 Credit Agreement nor a guarantor of the Senior Secured Credit Facilities.

The obligations of BWAY Holding under the Senior Secured Credit Facilities are secured by a first priority perfected security interest (subject to permitted liens) in (i) all stock, other equity interests and promissory notes owned by BWAY Intermediate, BWAY Holding and BWAY Holding’s domestic restricted subsidiaries, except that not more than 65% of the total outstanding voting stock of any first-tier “controlled foreign corporation” (within the meaning of Section 957 of the U.S. Internal Revenue Code of 1986, as amended) shall be required to be pledged and (ii) substantially all other tangible and intangible assets owned by BWAY Intermediate, BWAY Holding and BWAY Holding’s domestic restricted subsidiaries.

The obligations of ICL under the Senior Secured Credit Facilities are secured by a first priority perfected security interest (subject to permitted liens) in (i) all stock, other equity interests and promissory notes owned by BWAY Intermediate, BWAY Holding and BWAY Holding’s domestic and Canadian restricted subsidiaries (including ICL) and (ii) substantially all other tangible and intangible assets owned by BWAY Intermediate, BWAY Holding and BWAY Holding’s domestic and Canadian restricted subsidiaries (including ICL).

BWAY Holding and ICL may repay all or any portion of the amounts borrowed under Senior Secured Credit Facilities at any time, and they may terminate commitments under the Revolver in whole or in part without premium or penalty, except that voluntary prepayments of LIBO rate loans will be subject to customary breakage costs.

Subject to certain exceptions, the Senior Secured Credit Facilities require that 100% of the net cash proceeds from certain asset sales, insurance recovery and condemnation events and debt issuances and 50% (subject to step-downs) from excess cash flow for each fiscal year must be used to pay down outstanding borrowings under the Term Loan.

The Senior Secured Credit Facilities and related agreements contain financial covenants setting forth a maximum consolidated total net leverage ratio and also contain certain negative covenants (subject to exceptions, materiality thresholds and baskets) including, without limitation, negative covenants that limit BWAY Intermediate’s and its restricted subsidiaries’ ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments or modify certain debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict BWAY Intermediate’s and its restricted subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliates, amend organizational documents, change the nature of our business, change our fiscal quarter and fiscal year and designate BWAY Holding’s subsidiaries as unrestricted subsidiaries.

The Senior Secured Credit Facilities contain events of default, including, without limitation (subject to customary grace periods, cure rights and materiality thresholds) events of default upon (i) the failure to make required payments, (ii) breach of covenants, (iii) inaccuracies of representations and warranties, (iv) cross-defaults to other material indebtedness, (v) bankruptcy events, (vi) material judgments, (vii) certain matters arising under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), (viii) the actual or asserted invalidity of any guarantee or security document with respect to a material amount of assets, and (ix) the occurrence of a change of control. Subject to certain cure rights with respect to the financial covenants, if any such event of default occurs, the lenders under the Senior Secured Credit Facilities are entitled to accelerate the Senior Secured Credit Facilities and take various other actions, including all actions permitted to be taken by a secured creditor.

BWAY Intermediate is subject to a maximum consolidated total net leverage ratio of 7.25 through the quarter ending December 31, 2012. The maximum ratio decreases to 6.75 following the quarter ending December 31, 2012 and decreases to 6.25 following the quarter ending December 31, 2013, where it remains through maturity. BWAY Intermediate’s consolidated total net leverage ratio was 4.51 as of June 30, 2011.

We incurred costs of $20.8 million associated with the issuance of the Senior Secured Credit Facilities. The amount included commitment fees of $15.5 million and OID on the Revolver of $1.5 million. We capitalized the costs, including the OID on the Revolver, which are included in other assets in the condensed consolidated balance sheets, and we are amortizing them to interest expense over the applicable term of the borrowings.

We incurred costs of $6.4 million, which included arranger fees of $5.8 million, related to the 2010 Credit Agreement amendment in February 2011. We were unable to capitalize $0.4 million of the costs and are amortizing the remaining $6.0 million to interest expense over the applicable term of the borrowings. The unamortized costs are included in other assets in the condensed consolidated balance sheets.

At June 30, 2011, BWAY Intermediate and its subsidiaries were in compliance with applicable financial covenants related to the Senior Secured Credit Facilities.

Debt Issuance Costs

We are amortizing original debt issuance costs of approximately $33.6 million related to the 2018 Notes and the Senior Secured Credit Facilities to interest expense over the term of the related debt utilizing the effective yield method. At June 30, 2011 and September 30, 2010, approximately $29.1 million and $26.0 million, respectively, of these debt issuance costs remained unamortized. BWAY Parent is amortizing additional original debt issuance costs of approximately $4.5 million related to the PIK Notes to interest expense over the term of the PIK Notes utilizing the effective yield method. At June 30, 2011, approximately $4.4 million of these debt issuance costs remained unamortized. Debt issuance costs are included in other assets in the condensed consolidated balance sheets.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We follow the applicable accounting guidance related to fair value measurements and disclosures. The applicable guidance defines fair value and provides a consistent framework for measuring fair value, including financial statement disclosure requirements. As specified in the guidance, valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. These inputs are classified into the following hierarchy:

Level 1 Inputs -	Quoted prices for identical instruments in active markets.
Level 2 Inputs -

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs -	Instruments with primarily unobservable value drivers.

Financial Instruments Measured at Fair Value

The following table represents the fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of the dates indicated.

($ in millions)	Level 1	Level 2	Level 3	Total
June 30, 2011
Liabilities
Interest rate swap arrangement	$–	$0.2	$–	$0.2

September 30, 2010
Liabilities
Interest rate swap arrangement	$–	$0.2	$–	$0.2

We use an income approach to value the liability for the interest rate swap arrangement using a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using market information as of the reporting date, such as the three-month LIBOR curve, and the creditworthiness of the Company and its counterparties.

Financial Instruments Not Measured at Fair Value

Other than as described above, we do not measure any other financial instruments at fair value on a recurring basis. Other than the fair value of our long-term debt, which is presented in the following tables, we believe the carrying value of financial instruments at June 30, 2011 and September 30, 2010 approximated fair value of those financial instruments. We estimated fair value of our long-term debt based on quoted market prices in the secondary credit market.

Estimated fair value of long-term debt:

	BWAY Parent
($ in millions)	Carrying Value	Estimated Fair Value
June 30, 2011
10.125%/10.875% PIK toggle notes due November 2015	$154.5	$157.6
10% senior notes due June 2018	202.5	224.0
Variable rate term loan maturing February 2018	507.8	510.6

Total long-term debt	$864.8	$892.2

September 30, 2010
10% senior notes due June 2018	$202.3	$221.9
Variable rate term loan maturing February 2018	486.4	490.0

Total long-term debt	$688.7	$711.9

	BWAY Intermediate
($ in millions)	Carrying Value	Estimated Fair Value
June 30, 2011
10% senior notes due June 2018	$202.5	$224.0
Variable rate term loan maturing February 2018	507.8	510.6

Total long-term debt	$710.3	$734.6

September 30, 2010
10% senior notes due June 2018	$202.3	$221.9
Variable rate term loan maturing February 2018	486.4	490.0

Total long-term debt	$688.7	$711.9

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in goodwill by reportable segment during the period indicated was:

($ in millions)	Metal Packaging	Plastic Packaging	Total
Balance, September 30, 2010	$137.2	$270.2	$407.4
Acquired (1)	18.2	5.2	23.4
Adjustments (2)	(0.1)	(0.4)	(0.5)
Currency translation adjustment	–	1.6	1.6

Balance, June 30, 2011	$155.3	$276.6	$431.9

(1)	See Note 3, “Recent Acquisitions.”
(2)	Represents an adjustment to the purchase price allocation during the measurement period related to the Merger. The adjustment resulted in an increase in deferred tax liabilities.

In the Merger, we recorded goodwill at fair value for each of our reporting units. At September 30, 2010, the carrying value of goodwill for each reporting unit closely approximated fair value.

Other Intangible Assets

The components of other intangible assets as of the dates indicated were:

	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
($ in millions)
June 30, 2011
Finite-lived intangible assets
Customer relationships	12.9	$388.8	$(41.0)	$347.8
Trade names	10.2	49.6	(4.7)	44.9
Favorable lease agreements	4.5	0.5	(0.1)	0.4

Total other intangible assets		$438.9	$(45.8)	$393.1

September 30, 2010
Finite-lived intangible assets
Customer relationships	12.8	$367.7	$(9.9)	$357.8
Trade names	10.3	48.8	(1.1)	47.7
Favorable lease agreements	4.5	0.5	(0.1)	0.4

Total other intangible assets		$417.0	$(11.1)	$405.9

The gross carrying amount of other intangible assets increased in 2011 due to certain acquired other intangible assets. See Note 3, “Recent Acquisitions.”

Expected Future Amortization Expense

Expected future amortization expense related to finite-lived intangible assets for the periods indicated is:

($ in millions)	Amortization Expense
Fiscal year
2011 (remainder)	$11.8
2012	45.9
2013	43.5
2014	41.4
2015	39.1
Thereafter	211.4

Total expected future amortization expense	$393.1

10.	EMPLOYEE BENEFIT OBLIGATIONS

Employee Benefit Obligation Liabilities

Employee benefit obligations as of the dates indicated were:

($ in millions)	June 30, 2011	September 30, 2010
Employee benefit obligation liabilities
Defined benefit pension plans	$12.3	$13.7
Retiree medical and other postretirement benefits	7.9	7.9
Deferred compensation	7.2	6.9

Total employee benefit obligation liabilities	$27.4	$28.5

Employee benefit obligation liabilities by financial statement line item
Other current liabilities	$1.3	$1.3
Other liabilities	26.1	27.2

Total employee benefit obligation liabilities	$27.4	$28.5

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated were:

	Successor		Predecessor	Successor		Predecessor
($ in millions)	Three Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from April 1, 2010 to June 15, 2010	Nine Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from September 28, 2009 to June 15, 2010
Defined benefit pension plans
Interest cost	$0.4	$0.1	$0.3	$1.1	$0.1	$1.1
Expected return on plan assets	(0.4)	(0.1)	(0.3)	(1.1)	(0.1)	(0.9)
Amortization of actuarial loss	–	–	0.1	–	–	0.4

	–	–	0.1	–	–	0.6

Other benefits
Interest cost	0.1	–	0.1	0.3	–	0.3

Total net periodic benefit cost	$0.1	$–	$0.2	$0.3	$–	$0.9

Multiemployer Pension Liabilities

We had accrued pension withdrawal liabilities of $4.5 million and $4.6 million at June 30, 2011 and September 30, 2010, respectively, related to multiemployer pension plans that covered certain union employees at our former Franklin Park, Illinois facility, which we closed in 2008.

11.	RESTRUCTURING

The components of restructuring liabilities by reportable segment, including certain amounts not allocated to a segment, as of the dates indicated and the change in the liabilities during the period were as follows:

($ in millions)	Balance, September 30, 2010	Additions	Expenditures	Balance, June 30, 2011
Plastic packaging segment
Severance and benefit costs	$0.1	$0.4	$(0.4)	$0.1
Facility closure costs	0.4	1.0	(0.9)	0.5

Total plastic packaging segment	0.5	1.4	(1.3)	0.6

Metal packaging segment
Severance and benefit costs	0.2	0.1	(0.3)	–
Pension withdrawal liabilities	4.6	–	(0.1)	4.5
Facility closure costs	2.0	(0.2)	(0.9)	0.9

Total metal packaging segment	6.8	(0.1)	(1.3)	5.4

Corporate unallocated
Severance and benefit costs	0.2	0.1	(0.3)	–

Total restructuring liabilities	$7.5	$1.4	$(2.9)	$6.0

At September 30, 2010 and June 30, 2011, $3.1 million and $1.6 million, respectively, of restructuring liabilities were included in other current liabilities in the condensed consolidated balance sheets. At each of September 30, 2010 and June 30, 2011, $4.4 million of long-term restructuring liabilities were included in other liabilities in the condensed consolidated balance sheets.

Except as noted below, our on-going restructuring initiatives are further described in Note 17, “Restructuring,” of Notes to Consolidated Financial Statements.

Plastican. In conjunction with the Plastican acquisition, management committed to a plan to close Plastican’s Phoenix, Arizona manufacturing facility. Manufacturing at the facility ceased in the second quarter of 2011 and business has been relocated to other of our plastic packaging manufacturing facilities. We will continue to use a portion of the facility as a warehouse. The closure eliminated approximately 6 salaried and 58 hourly positions. We expect to incur restructuring expenses of approximately $1.8 million, of which approximately $1.0 million has been incurred through June 30, 2011, for severance and benefits, leasehold related costs and facility closure and holding costs. The lease on the facility expires in October 2011.

12.	STOCKHOLDERS’ EQUITY

Additional Paid-In Capital

The following table summarizes the change in additional paid-in capital during the period indicated.

($ in millions)	BWAY Parent	BWAY Intermediate
Additional paid-in capital
Balance, September 30, 2010	$293.8	$294.1
Accrued stock-based compensation expense (1)	1.0	1.0
Cash dividend paid to stockholders (2)	(138.4)	–
BWAY Parent tax benefit utilized by BWAY Intermediate	–	5.5

Balance, June 30, 2011	$156.4	$300.6

(1)	See Note 13, “Share-Based Compensation.
(2)	In October 2010, the board of directors of BWAY Parent approved the payment of a cash dividend to stockholders of record as of October 26, 2010. The dividend declared was $4.71 per share, or approximately $138.4 million. The dividend was paid immediately following the issuance of the PIK Notes

Comprehensive Income Information

The components of comprehensive income (loss) for the periods indicated were:

	BWAY Parent
	Successor		Predecessor	Successor		Predecessor
($ in millions)	Three Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from April 1, 2010 to June 15, 2010	Nine Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from September 28, 2009 to June 15, 2010
Comprehensive income (loss)
Net income (loss)	$2.1	$(11.9)	$(42.2)	$(12.8)	$(11.9)	$(37.0)
Foreign currency translation adjustments	(0.3)	(0.5)	(0.3)	0.9	(0.5)	1.5
Pension and other postretirement prior service cost and actuarial loss, net of tax	–	–	(0.3)	–	–	(0.3)

Comprehensive income (loss)	$1.8	$(12.4)	$(42.8)	$(11.9)	$(12.4)	$(35.8)

	BWAY Intermediate
	Successor		Predecessor	Successor		Predecessor
($ in millions)	Three Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from April 1, 2010 to June 15, 2010	Nine Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from September 28, 2009 to June 15, 2010
			(Restated )			(Restated )
Comprehensive income (loss)
Net income (loss)	$5.3	$(11.9)	$(42.2)	$(3.9)	$(11.9)	$(37.0)
Foreign currency translation adjustments	(0.3)	(0.5)	(0.3)	0.9	(0.5)	1.5
Pension and other postretirement prior service cost and actuarial loss, net of tax	–	–	(0.3)	–	–	(0.3)

Comprehensive income (loss)	$5.0	$(12.4)	$(42.8)	$(3.0)	$(12.4)	$(35.8)

The components of accumulated other comprehensive loss as of the dates indicated and the change during the period were:

($ in millions)	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive loss
Balance, September 30, 2010	$(1.3)	$–	$(1.3)
Change	–	0.9	0.9

Balance, June 30, 2011	$(1.3)	$0.9	$(0.4)

13.	SHARE-BASED COMPENSATION

Summary of Share-Based Compensation Plans

We describe our share-based compensation plan in Note 12, “Share-Based Compensation,” of Notes to Consolidated Financial Statements. Options granted under the plan relate to the common stock of BWAY Parent.

In the first nine months of 2011, the compensation committee awarded 201,254 stock options to certain members of management. Forty percent of each award consisted of service options (80,503 shares) subject to time vesting and 60% of each award consisted of performance options (120,751 shares) subject to vesting based on the achievement of certain return on investment goals upon an exit event. The service awards consisted of incentive and non-qualified stock options. The service options will vest equally on each of the first five anniversary dates of the grant. The stock option awards have a 10-year life.

We estimated a weighted-average grant date fair value for the service options of $2.68 per share subject to option. We will recognize the fair value of service options, or $0.2 million, as stock-based compensation on a straight-line basis over the five-year service period. Stock-based compensation related to options with performance criteria should only be recognized if the performance criterion is probable and the amount is reasonably estimatable. We believe the $2.68 per share estimated fair value of the service options is our best estimate of a weighted-average grant date fair value for the performance options, or $0.3 million. The probability of the requisite exit event and return on investment targets cannot be determined with any certainty; therefore, we will not recognize any stock-based compensation expense related to the performance options until an exit event is probable.

We calculate grant date fair value based on the Black-Scholes Model with the following weighted-average assumptions: (i) no dividend yield on BWAY Parent common stock; (ii) expected stock price volatility of 57.7%; (iii) a risk-free interest rate of 2.3%; and (iv) an expected option term of 6.5 years. We estimated the expected option term using a “simplified” method, which is applicable to “plain-vanilla” options. We describe the Black-Scholes Model and the assumptions used to determine grant date fair value under “Grant Date Fair Value” in Note 12, “Share-Based Compensation,” of Notes to Consolidated Financial Statements. We assumed a weighted-average stock price of $5.29 per share of BWAY Parent common stock on the grant date. There is neither an active market for nor recent trades of BWAY Parent common stock. The stock price used in the calculation represented management’s best estimate as of the grant date.

In January 2011, the Board of Directors of BWAY Parent approved a change in the strike price for outstanding options from $10.00 per share to $5.29 per share. The change was made to adjust the strike price to reflect the impact of a dividend paid by BWAY Parent in October 2010 in connection with the issuance of the PIK Notes. The modification resulted in incremental share-based compensation of approximately $0.9 million, which will be recognized as stock-based compensation expense from the modification date ratably over the remaining estimated weighted-average service period of approximately 4.4 years. As of the modification date, none of the modified options were vested.

Stock-Based Compensation Expense

Stock-based compensation expense in the statement of operations for the periods indicated were:

	Successor		Predecessor	Successor		Predecessor
($ in millions)	Three Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from April 1, 2010 to June 15, 2010	Nine Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from September 28, 2009 to June 15, 2010
Stock-based compensation expense
Cost of products sold (excluding depreciation and amortization)	$0.1	$–	$1.6	$0.3	$–	$1.9
Selling and administrative expense	0.2	–	1.9	0.7	–	2.0

Total stock-based compensation expense	$0.3	$–	$3.5	$1.0	$–	$3.9

Stock-based compensation expense is included in corporate undistributed expenses in the business segment disclosure in Note 15, “Business Segments.”

14.	COMMITMENTS AND CONTINGENCIES

Environmental

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in material compliance with all applicable environmental, health and safety laws, although future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. We do not expect to incur material capital expenditures for environmental control projects in the current or subsequent fiscal year.

Some of our current and former facilities are currently involved in environmental investigations, remediation or other claims resulting from the release of hazardous substances or the presence of other contaminants. While we do not believe that any identified investigation or remediation obligations will have a material adverse effect on our financial position, results of operations or cash flows, there is no assurance that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our financial position, results of operations or cash flows.

Our Homerville, Georgia facility is undergoing corrective action pursuant to the Georgia Hazardous Site Remediation Program regarding an area of drum disposal at the facility. Owens-Illinois, Inc., a former operator of the facility, is conducting the majority of the cleanup. We are in the process of developing a remediation plan with state oversight to complete our portion of the cleanup at the facility.

In a letter dated March 14, 2007, the United States Environmental Protection Agency (the “EPA”) informed Predecessor that corrective action was required at the Company’s Cincinnati, Ohio facility to address documented releases of hazardous substances at the site. The documented releases referenced by the EPA occurred prior to Predecessor’s ownership of the site. The EPA has requested that the Company enter into an Administrative Order on Consent under the Resource Conservation and Recovery Act (the “RCRA”) with respect to corrective action obligations. We continue to work with the EPA to address their concerns. We believe the former owner of the site has indemnity obligations to us with respect to these claims, and Predecessor previously notified them of the matter in which they are cooperating.

From time to time, we receive requests for information or are identified as a potentially responsible party (“PRP”) pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to liability for cleanup of off-site waste disposal sites utilized by current or former facilities or our predecessors in interest. While we do not believe that any of these identified matters will have a material adverse effect on our financial position, results of operations or cash flows, there is no assurance that such obligations will not arise in the future.

We are a member of a PRP group related to a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to Predecessor’s acquisition of the facility in 1989. The Company joined the PRP group in order to reduce exposure, which is estimated to be approximately $0.1 million.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We believe that the resolution of environmental matters, individually or in the aggregate, materially in excess of amounts accrued, is not reasonably possible. At June 30, 2011 and September 30, 2010, we had accrued approximately $0.1 million and $0.2 million, respectively, related to environmental liabilities (including the matters described above). These accruals are estimates and future expenditures may exceed these amounts. Environmental related liabilities are included in other current liabilities in the condensed consolidated balance sheets.

Self Insurance

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of historical claims. At June 30, 2011 and September 30, 2010, we had accrued approximately $8.0 million and $7.2 million, respectively, related to these self-insurance liabilities, which were included in other current liabilities in the condensed consolidated balance sheets.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described above. At each of June 30, 2011 and September 30, 2010, we had accrued liabilities related to pending litigation matters of approximately $0.4 million, which were included in other current liabilities in the condensed consolidated balance sheets.

Lead Pigment and Lead Paint Litigation

Wisconsin Personal Injury Lawsuits

In late 2006 and early 2007, our Armstrong Containers, Inc. (“Armstrong”) subsidiary was named as an alleged successor-in-interest in thirty-three lead paint related personal injury lawsuits in Wisconsin. By 2008, all but six of these cases were dismissed without prejudice, leaving only the Godoy, Burton, Clark, Gibson, Stokes and Owens cases.

In January 2010, plaintiff’s counsel re-filed Sifuentes, one of the thirty-three lead paint related personal injury cases previously dismissed without prejudice, before the United States District Court for the Eastern District of Wisconsin.

After an unsuccessful appeal to the Wisconsin Supreme Court, the Godoy plaintiff filed, and the court granted, a motion to dismiss his claims without prejudice. During the pendency of the Godoy appeal to the Wisconsin Supreme Court, the proceedings in the Burton, Clark, Gibson, Stokes and Owens matters were stayed. After the stays were lifted, the Gibson defendants filed, and the court granted, a motion for summary judgment on the Gibson plaintiffs’ claims. Plaintiffs have appealed this decision to the Seventh Circuit Court of Appeals, which has not yet taken up the appeal.

Following the dismissal of the Gibson lawsuit, defendants in Clark, Burton, Stokes, Owens and Sifuentes filed motions for summary judgment on the same grounds as their motion for summary judgment in Gibson. Defendants also requested a stay of Clark, Burton, Stokes, Owens and Sifuentes pending the outcome of the plaintiffs’ appeal in Gibson. During a January 13, 2011 status conference, the Clark court granted defendants’ motion to stay all proceedings without ruling on defendants’ motion for summary judgment. On April 5, 2011, the court in Burton, Stokes, Owens and Sifuentes denied defendants’ motions for summary judgment in each of those cases. Contemporaneously therewith, the court stayed each of those cases.

In January 2011, two additional lawsuits were filed on behalf of current and former Wisconsin residents alleging injuries caused by exposure to lead paint in which Armstrong was named as a defendant: Allen et. al v. American Cyanamid Co. et al. (“Allen”) and Williams et al. v. Goodwin et. al. (“Williams”).

On May 19, 2011, the defendants in Allen, including Armstrong, filed three joint motions: (1) a motion to dismiss for lack of jurisdiction, (2) a motion to dismiss or, in the alternative, to sever for misjoinder and (3) a motion to stay the case pending the outcome of the Gibson appeal. On June 29, 2011, the Court entered an Order staying the Allen matter pending the outcome of the Gibson appeal.

On May 16, 2011, in Williams, defendant Transportation Insurance Company (“DTC”), the insurance provider for the manager of the property at issue, filed a motion to bifurcate the case — separating underlying coverage issues from all other issues — and to stay all other activity in the case until the coverage issues are resolved. After a telephonic hearing on June 28, 2011, the Court bifurcated the case as requested and stayed all other activity until the coverage issues are resolved. The lead industry defendants are currently working to obtain an agreement from plaintiffs to extend the stay in Williams pending not only the resolution of DTC’s coverage issue, but also the outcome of the Gibson appeal. As part of seeking this agreement from plaintiffs and at their request, the lead industry defendants, including Armstrong, filed their Answers to plaintiffs’ operative complaint on June 23, 2011.

On July 1, 2011, Armstrong was served with a new lead paint personal injury lawsuit filed against various lead industry defendants, including Armstrong: Valoe v. American Cyanamid Co., et al. (“Valoe”). Armstrong’s Answer to the Valoe complaint is due by August 29, 2011.

There were no other lead paint actions filed, settled or otherwise dismissed thus far during 2011. Taking into account the filing of Allen, Williams and Valoe and the Godoy and Gibson dismissals, a total of eight lead paint personal injury lawsuits currently are pending against Armstrong in Wisconsin. Of these, only the Valoe cases has not been stayed.

The amount of each claim pending is unknown and no cases to date have been settled.

Each lawsuit served upon Armstrong has been tendered to Armstrong’s insurers, for which Armstrong had insurance policies in place during the potentially relevant period. Various insurers are participating in the defense of the cases.

Although we continue to believe that we have valid defenses against the plaintiffs in the lead paint related personal injury litigation, litigation is inherently subject to many uncertainties. We cannot predict with any degree of certainty the potential liability or likelihood of the outcome of this litigation. In addition, because of the dismissal of prior cases, we are unable to provide additional information concerning the underlying risks of the lead paint related personal injury cases. As such, we are unable to provide a range of reasonably possible losses related to this litigation. At June 30, 2011 and September 30, 2010, we had not accrued any amounts for lead paint related personal injury claims.

California Public Nuisance Cases

In 2008, Armstrong was named as a defendant in plaintiffs’ proposed Fourth Amended Complaint in County of Santa Clara, v. Atlantic Richfield Co., Case No. 1-00-cv-788657, Superior Court of California, County of Santa Clara, which was not filed at that time. Following several discussions with plaintiffs’ counsel requesting that Armstrong be dismissed from the Santa Clara case, plaintiffs’ counsel agreed to dismiss Armstrong. On March 16, 2011, plaintiffs filed their Fourth Amended Complaint in which Armstrong is not named as a defendant.

Litigation Related to the Merger

On April 5, 2010, a putative stockholder class action lawsuit was filed in the Superior Court of Fulton County, State of Georgia, against BWAY Holding, the members of the board of directors of BWAY Holding, the chief financial officer of BWAY Holding, MDP, BWAY Parent and Merger Sub. The complaint in the lawsuit asserted that the members of the board of directors and the chief financial officer breached their fiduciary duties by causing BWAY Holding to enter into the Merger Agreement and further asserted that BWAY Holding, MDP, BWAY Parent and Merger Sub aided and abetted those alleged breaches of duty. The complaint sought, among other relief, an order enjoining the consummation of the Merger and rescinding the Merger Agreement. On November 10, 2010, the court issued a final order approving the settlement agreed to between the parties and dismissing the case with prejudice. At September 30, 2010, we had approximately $0.5 million accrued related to this litigation, which we paid in November 2010 following the issuance of the final order.

We continue to incur certain legal fees and expenses related to litigation that may not be covered by insurance. During each of the first nine months of 2011 and 2010, we did not incur any legal fees and expenses related to litigation that were not covered by insurance.

Letters of Credit

At June 30, 2011, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.0 million, primarily in favor of our workers’ compensation insurers.

Collective Bargaining Agreements

At June 30, 2011, 31.6% of our hourly employees worked under nine separate collective bargaining agreements. At June 30, 2011, three of the nine collective bargaining agreements, representing approximately 42% of the unionized workforce, will become amendable in the 12 months subsequent to June 30, 2011.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and plastic resin) and energy (primarily electricity and natural gas) used in our manufacturing processes.

15.	BUSINESS SEGMENTS

Management reviews operations along our product lines in two reportable segments: metal packaging and plastic packaging. We differentiate the segments based on the nature of the products they manufacture. The primary raw materials and manufacturing processes are unique for each segment. We describe our business segments in further detail in Note 19, “Business Segments,” of Notes to Consolidated Financial Statements.

The following tables set forth certain financial information attributable to our business segments for the periods indicated:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from April 1, 2010 to June 15, 2010	Nine Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from September 28, 2009 to June 15, 2010
($ in millions)			(Restated)			(Restated)
Net sales (1)
Metal packaging	$194.3	$31.7	$147.2	$519.9	$31.7	$445.8
Plastic packaging	134.2	18.1	91.7	351.6	18.1	260.1

Consolidated net sales	328.5	49.8	238.9	871.5	49.8	705.9

Segment earnings (2)
Metal packaging	$42.8	$5.6	$29.3	$98.6	$5.6	$79.0
Plastic packaging	7.0	1.0	6.3	14.1	1.0	25.0

Segment earnings	$49.8	$6.6	$35.6	$112.7	$6.6	$104.0

Income (loss) before income taxes
BWAY Parent
Segment earnings	$49.8	$6.6	$35.6	$112.7	$6.6	$104.0
Amounts not allocated to segments	44.1	19.6	96.4	130.8	19.6	156.8

Income (loss) before income taxes	$5.7	$(13.0)	$(60.8)	$(18.1)	$(13.0)	$(52.8)

BWAY Intermediate
			(Restated)			(Restated)
Segment earnings	$49.8	$6.6	$35.6	$112.7	$6.6	$104.0
Amounts not allocated to segments	39.4	19.6	96.4	116.4	19.6	156.8

Income (loss) before income taxes	$10.4	$(13.0)	$(60.8)	$(3.7)	$(13.0)	$(52.8)

Amounts not allocated to segments
BWAY Parent
Corporate undistributed expenses (3)	$2.7	$0.4	$6.9	$8.9	$0.4	$13.8
Other (4)	41.4	19.2	89.5	121.9	19.2	143.0

Total	$44.1	$19.6	$96.4	$130.8	$19.6	$156.8

BWAY Intermediate
			(Restated)			(Restated)
Corporate undistributed expenses (3)	$2.7	$0.4	$6.9	$8.5	$0.4	$13.8
Other (4)	36.7	19.2	89.5	107.9	19.2	143.0

Total	$39.4	$19.6	$96.4	$116.4	$19.6	$156.8

Depreciation and amortization
Metal packaging	$12.6	$2.1	$4.3	$37.7	$2.1	$16.8
Plastic packaging	9.4	1.0	5.6	26.7	1.0	19.1

Segment depreciation and amortization	22.0	3.1	9.9	64.4	3.1	35.9
Corporate	0.7	–	0.4	2.0	–	1.2

Consolidated depreciation and amortization	$22.7	$3.1	$10.3	$66.4	$3.1	$37.1

(1)	In the periods presented, there were no significant intersegment sales.
(2)	Management uses a measure of segment earnings to evaluate segment performance. We calculate segment earnings as net sales less costs of products sold and selling expenses, each as related to the applicable segment. Segment earnings exclude depreciation and amortization.
(3)	Corporate undistributed expenses include stock-based compensation expense and certain other general administrative expenses not allocated to the segments for reporting purposes. Corporate undistributed expenses exclude depreciation and amortization.
(4)	Other includes amounts for the following line items from the condensed consolidated statements of operations that are not allocated to segments: depreciation and amortization, restructuring expense, interest expense, net, merger transaction costs, business acquisitions costs, loss on extinguishment of debt and other.

The following table sets forth total assets attributable to our business segments as of the dates indicated:

	BWAY Parent		BWAY Intermediate
($ in millions)	June 30, 2011	September 30, 2010	June 30, 2011	September 30, 2010
Total assets
Metal packaging	$592.1	$555.8	$592.1	$555.8
Plastic packaging	543.5	511.5	543.5	511.5

Segment total assets	1,135.6	1,067.3	1,135.6	1,067.3
Corporate	259.0	295.7	254.0	295.7

Total assets	$1,394.6	$1,363.0	$1,389.6	$1,363.0

The following table sets forth the percentage of net sales and net sales by customer geographic location for the three and nine months ended June 30, 2011 and for the periods ended June 15, 2010 and June 30, 2010:

	Successor		Predecessor	Successor		Predecessor
($ in millions)	Three Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from April 1, 2010 to June 15, 2010	Nine Months Ended June 30, 2011	Period from June 16, 2010 to June 30, 2010	Period from September 28, 2009 to June 15, 2010
Consolidated net sales
United States	93%	92%	92%	93%	92%	91%
Canada	7	8	8	7	8	8
Other	–	–	–	–	–	1

Total	100%	100%	100%	100%	100%	100%

Metal packaging net sales
United States	92%	92%	92%	93%	92%	92%
Canada	7	8	8	7	8	7
Other	1	–	–	–	–	1

Total	100%	100%	100%	100%	100%	100%

Plastic packaging net sales
United States	92%	90%	90%	92%	90%	90%
Canada	8	10	10	8	10	10

Total	100%	100%	100%	100%	100%	100%

16.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

This note is not applicable to BWAY Parent.

BWAY Intermediate and the BWAY Guarantors have guaranteed the 2018 Notes on a senior unsecured basis. These guarantees are joint and several obligations of the BWAY Guarantors. The BWAY Guarantors are 100% owned subsidiaries of BWAY Intermediate.

ICL, our foreign subsidiary, does not guarantee the 2018 Notes. BWAY Intermediate was a newly formed entity with no assets, liabilities or operations prior to the completion of the Merger.

In the following tables, we present condensed consolidating supplementary financial information for BWAY Holding (issuer of the 2018 Notes), BWAY Intermediate (parent guarantor of the issuer), BWAY Holding’s domestic guarantor subsidiaries and the non-guarantor subsidiary together with eliminations as of and for the periods indicated. Information presented for the Predecessor periods reflects comparative information for the issuer, guarantors and non-guarantor of the 2018 Notes and is not necessarily applicable to Predecessor.

The following information has been prepared using the equity method of accounting and certain expenses of BWAY Holding have been pushed-down to BWAY Corporation. For example, interest expense associated with the debt of BWAY Holding is included in the interest expense of its guarantor subsidiaries, which are paying the interest. In addition, we generally file U.S. income tax returns at the parent level, but income tax expense (benefit) is reflected in the provision for (benefit from) income taxes of the guarantor subsidiaries. The amounts pushed-down to the subsidiaries are reflected in the parent company’s equity in net income (loss) of the subsidiaries.

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

June 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$–	$–	$3.8	$3.9	$–	$7.7
Accounts receivable, net	–	–	152.5	6.3	–	158.8
Inventories, net	–	–	142.6	2.6	–	145.2
Other current assets	–	–	82.7	1.8	(50.3)	34.2

Total current assets	–	–	381.6	14.6	(50.3)	345.9

Property, plant and equipment, net	–	–	170.5	14.4	–	184.9
Goodwill	–	–	389.8	42.1	–	431.9
Other intangible assets, net	–	–	380.8	12.3	–	393.1
Other assets	–	–	33.4	0.4	–	33.8
Intercompany	–	668.7	–	–	(668.7)	–
Investment in subsidiaries	285.1	285.1	27.5	–	(597.7)	–

Total assets	$285.1	$953.8	$1,383.6	$83.8	$(1,316.7)	$1,389.6

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$–	$–	$133.5	$5.4	$–	$138.9
Other current liabilities	–	–	92.5	2.0	(50.3)	44.2
Current portion of long-term debt	–	4.7	–	0.4	–	5.1

Total current liabilities	–	4.7	226.0	7.8	(50.3)	188.2

Long-term debt	–	664.0	–	41.2	–	705.2
Deferred tax liabilities	–	–	162.5	2.3	–	164.8
Intercompany	–	–	663.8	4.9	(668.7)	–
Other liabilities		–	46.2	0.1	–	46.3
Total stockholder’s equity	285.1	285.1	285.1	27.5	(597.7)	285.1

Total liabilities and stockholder’s equity	$285.1	$953.8	$1,383.6	$83.8	$(1,316.7)	$1,389.6

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

September 30, 2010

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$–	$–	$94.5	$6.8	$–	$101.3
Accounts receivable, net	–	–	115.7	5.3	–	121.0
Inventories, net	–	–	103.5	2.6	–	106.1
Other current assets	–	–	70.7	1.9	(46.1)	26.5

Total current assets	–	–	384.4	16.6	(46.1)	354.9

Property, plant and equipment, net	–	–	150.8	12.9	–	163.7
Goodwill	–	–	374.1	33.3	–	407.4
Other intangible assets, net	–	–	392.7	13.2	–	405.9
Other assets	–	–	31.1	–		31.1
Intercompany	–	646.8	–	–	(646.8)	–
Investment in subsidiaries	281.6	281.6	24.8	–	(588.0)	–

Total assets	$281.6	$928.4	$1,357.9	$76.0	$(1,280.9)	$1,363.0

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$–	$–	$129.2	$3.9	$–	$133.1
Other current liabilities	–	–	97.4	2.7	(46.1)	54.0
Current portion of long-term debt	–	4.5	–	0.4	–	4.9

Total current liabilities	–	4.5	226.6	7.0	(46.1)	192.0

Long-term debt	–	642.3	–	41.5	–	683.8
Deferred tax liabilities	–	–	156.9	1.5	–	158.4
Intercompany	–	–	645.6	1.2	(646.8)	–
Other liabilities	–	–	47.2	–	–	47.2
Total stockholder’s equity	281.6	281.6	281.6	24.8	(588.0)	281.6

Total liabilities and stockholder’s equity	$281.6	$928.4	$1,357.9	$76.0	$(1,280.9)	$1,363.0

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the three months ended June 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$318.4	$10.1	$–	$328.5

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	266.3	9.0	–	275.3
Depreciation and amortization	–	–	21.6	1.1	–	22.7
Selling and administrative	–	–	5.9	0.2	–	6.1
Restructuring	–	–	0.5	0.1	–	0.6
Interest, net	–	–	12.3	0.3	–	12.6
Business acquisition costs	–	–	0.4	–	–	0.4
Other	–	–	0.3	0.1	–	0.4

Total costs and expenses	–	–	307.3	10.8	–	318.1

Income (loss) before income taxes	–	–	11.1	(0.7)	–	10.4
Provision for (benefit from) income taxes	–	–	5.4	(0.3)	–	5.1
Equity in income (loss) of subsidiaries	5.3	5.3	(0.4)	–	(10.2)	–

Net income (loss)	$5.3	$5.3	$5.3	$(0.4)	$(10.2)	$5.3

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the period from June 16, 2010 to June 30, 2010

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$47.8	$2.0	$–	$49.8

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	41.3	1.5	–	42.8
Depreciation and amortization	–	–	2.9	0.2	–	3.1
Selling and administrative	–	–	0.8	–	–	0.8
Restructuring	–	–	(0.1)	0.2	–	0.1
Interest, net	–	–	2.1	0.1	–	2.2
Merger transaction costs	–	–	13.5	–	–	13.5
Other	–	–	0.1	0.2	–	0.3

Total costs and expenses	–	–	60.6	2.2	–	62.8

Loss before income taxes	–	–	(12.8)	(0.2)	–	(13.0)
Benefit from income taxes	–	–	(1.1)	–	–	(1.1)
Equity in loss of subsidiaries	(11.9)	(11.9)	(0.2)	–	24.0	–

Net loss	$(11.9)	$(11.9)	$(11.9)	$(0.2)	$24.0	$(11.9)

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the period from April 1, 2010 to June 15, 2010

	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
($ in millions)
Net sales	$–	$229.6	$9.3	$–	$238.9

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	196.0	7.7	–	203.7
Depreciation and amortization	–	9.5	0.8	–	10.3
Selling and administrative	–	6.3	0.2	–	6.5
Restructuring	–	0.5	(0.1)	–	0.4
Interest, net	–	7.2	0.3	–	7.5
Merger transaction costs	–	11.5	–	–	11.5
Business acquisition costs	–	0.1	–	–	0.1
Loss on extinguishment of debt	–	59.3	0.6	–	59.9
Other	–	(0.2)	–	–	(0.2)

Total costs and expenses	–	290.2	9.5	–	299.7

Loss before income taxes	–	(60.6)	(0.2)	–	(60.8)
Benefit from income taxes	–	(18.6)	–	–	(18.6)
Equity in loss of subsidiaries	(42.2)	(0.2)	–	42.4	–

Net loss	$(42.2)	$(42.2)	$(0.2)	$42.4	$(42.2)

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the nine months ended June 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$843.9	$27.6	$–	$871.5

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	726.6	24.6	–	751.2
Depreciation and amortization	–	–	62.9	3.5	–	66.4
Selling and administrative	–	–	15.5	0.6	–	16.1
Restructuring	–	–	1.2	0.2	–	1.4
Interest, net	–	–	38.6	1.6	–	40.2
Business acquisition costs	–	–	1.0	–	–	1.0
Other	–	–	1.0	(2.1)	–	(1.1)

Total costs and expenses	–	–	846.8	28.4	–	875.2

Loss before income taxes	–	–	(2.9)	(0.8)	–	(3.7)
Provision for (benefit from) income taxes	–	–	0.4	(0.2)	–	0.2
Equity in income (loss) of subsidiaries	(3.9)	(3.9)	(0.6)	–	8.4	–

Net income (loss)	$(3.9)	$(3.9)	$(3.9)	$(0.6)	$8.4	$(3.9)

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the period from September 28, 2009 to June 15, 2010

	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
($ in millions)
Net sales	$–	$674.6	$31.3	$–	$705.9

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	571.6	27.0	(0.1)	598.5
Depreciation and amortization	–	33.3	3.8	–	37.1
Selling and administrative	–	16.6	0.6	–	17.2
Restructuring	–	1.5	1.6	–	3.1
Interest, net	–	24.2	1.0	–	25.2
Merger transaction costs	–	16.5	–	–	16.5
Business acquisition costs	–	0.6	–	–	0.6
Loss on extinguishment of debt	–	59.3	0.6	–	59.9
Other	–	0.1	0.4	0.1	0.6

Total costs and expenses	–	723.7	35.0	–	758.7

Loss before income taxes	–	(49.1)	(3.7)	–	(52.8)
Benefit from income taxes	–	(14.5)	(1.3)	–	(15.8)
Equity in (loss) income of subsidiaries	(37.0)	(2.4)	–	39.4	–

Net loss	$(37.0)	$(37.0)	$(2.4)	$39.4	$(37.0)

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the nine months ended June 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$–	$–	$6.3	$0.1	$–	$6.4

Cash flows from investing activities
Capital expenditures	–	–	(26.3)	(3.0)	–	(29.3)
Business acquisitions	–	–	(50.8)	–	–	(50.8)
Change in intercompany	–	(14.4)	–	–	14.4	–

Net cash used in investing activities	–	(14.4)	(77.1)	(3.0)	14.4	(80.1)

Cash flows from financing activities
Proceeds from additional credit facility borrowings	–	24.9	–	–	–	24.9
Repayment of credit facility borrowings	–	(3.6)	–	(0.3)	–	(3.9)
Proceeds from revolving credit facility borrowings		124.0	–	–	–	124.0
Repayments of revolving credit facility borrowings	–	(124.0)	–	–	–	(124.0)
Repayment of acquired debt related to business acquisitions	–	–	(33.2)	–	–	(33.2)
Principal payments under capital lease obligations	–		(1.1)	–	–	(1.1)
Payment of debt issuance costs	–	(6.9)	–	–	–	(6.9)
Change in intercompany	–	–	14.4	–	(14.4)	–

Net cash provided by (used in) financing activities	–	14.4	(19.9)	(0.3)	(14.4)	(20.2)

Effect of exchange rate changes on cash flows	–	–	–	0.3	–	0.3

Net decrease in cash and cash equivalents	–	–	(90.7)	(2.9)	–	(93.6)
Cash and cash equivalents, beginning of period	–	–	94.5	6.8	–	101.3

Cash and cash equivalents, end of period	$–	$–	$3.8	$3.9	$–	$7.7

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the period from June 16, 2010 to June 30, 2010

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$–	$–	$(36.3)	$0.2	$–	$(36.1)

Cash flows from investing activities
Capital expenditures	–	–	(1.2)	–	–	(1.2)
Acquisition of BWAY Holding	(293.8)	(508.2)	–	–	293.8	(508.2)
Business acquisitions	–	–	–	–	–	–
Change in intercompany	–	(433.3)	–	–	433.3	–

Net cash used in investing activities	(293.8)	(941.5)	(1.2)	–	727.1	(509.4)

Cash flows from financing activities
Proceeds from issuance of senior notes	–	202.2	–	–	–	202.2
Proceeds from initial credit facility borrowings	–	445.5	–	42.0	–	487.5
Repayments of senior notes	–	–	(228.5)	–	–	(228.5)
Tender/consent premiums	–	–	(28.6)	–	–	(28.6)
Repayment of credit facility borrowings	–	–	(148.7)	(47.0)	–	(195.7)
Issuance of common stock	293.8	293.8	–	–	(293.8)	293.8
Payment of deferred debt issuance cost	–	–	(27.1)	–	–	(27.1)
Change in intercompany	–	–	433.3	–	(433.3)	–
Other	–	–	7.0	–	–	7.0

Net cash provided by (used in) financing activities	293.8	941.5	7.4	(5.0)	(727.1)	510.6

Effect of exchange rate changes on cash flows	–	–	–	0.1	–	0.1

Net decrease in cash and cash equivalents	–	–	(30.1)	(4.7)	–	(34.8)
Cash and cash equivalents, beginning of period	–	–	42.6	8.3	–	50.9

Cash and cash equivalents, end of period	$–	$–	$12.5	$3.6	$–	$16.1

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the period from September 28, 2009 to June 15, 2010

($ in millions)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$–	$0.7	$1.4	$–	$2.1

Cash flows from investing activities
Capital expenditures	–	(17.5)	(0.6)	–	(18.1)
Business acquisitions	–	(32.3)	–	–	(32.3)
Other	–	0.4	–	–	0.4
Change in intercompany	–	27.0	(0.5)	(26.5)	–

Net cash used in investing activities	–	(22.4)	(1.1)	(26.5)	(50.0)

Cash flows from financing activities
Repayment of other long-term debt	–	(5.0)	(1.6)	–	(6.6)
Other	–	16.1	–	–	16.1
Change in intercompany	–	(26.5)	–	26.5	–

Net cash (used in) provided by financing activities	–	(15.4)	(1.6)	26.5	9.5

Effect of exchange rate changes on cash flows	–	–	0.6	–	0.6

Net decrease in cash and cash equivalents	–	(37.1)	(0.7)	–	(37.8)
Cash and cash equivalents, beginning of period	–	79.7	9.0	–	88.7

Cash and cash equivalents, end of period	$–	$42.6	$8.3	$–	$50.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q is a combined report of BWAY Parent and BWAY Intermediate including their respective consolidated financial statements. As BWAY Parent consolidates BWAY Intermediate for financial statement purposes, disclosures that relate to BWAY Intermediate activities also apply to BWAY Parent. Where information is provided that is substantially the same for each company, such information has been combined. Where information is not substantially the same for each company, we have provided separate information.

Effective June 16, 2010, BWAY Parent, through BWAY Intermediate, acquired BWAY Holding. The Merger (as defined and further discussed in Note 1, “General,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report) resulted in a new basis of accounting for BWAY Holding. Our presentation of financial information for periods prior to June 16, 2010 relate to BWAY Holding prior to the Merger, which we have designated as “Predecessor.” Our presentation of financial information for periods including and subsequent to June 16, 2010 relate to the Company subsequent to the Merger, which we have designated as “Successor.” The separate presentation is required when there is a change in accounting basis.

The Merger did not affect the nature of the business, operations or customer relationships.

Our fiscal year-end is September 30. In this discussion and analysis, we refer to fiscal periods unless otherwise indicated.

We report our results of operations in two segments: metal packaging and plastic packaging. For a discussion of our segments, including products within each, see “Segments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the BWAY Parent Registration Statement. Additional segment information is also presented in Note 15, “Business Segments,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

In our discussion of results of operations, we discuss the mathematical difference of net sales and cost of products sold (excluding depreciation and amortization) and that difference as a percentage of net sales. We also discuss segment earnings. We define segment earnings as segment net sales less segment cost of products sold and segment related selling expenses. Segment cost of products sold excludes segment depreciation and amortization.

We exclude depreciation and amortization expense from our presentation of segment earnings because it results in a performance measure used by management. Management believes our measure of segment earnings provides useful information to evaluate the contribution of net sales to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a primary performance measure used by management.

Factors Affecting Our Results of Operations

For a discussion of factors affecting our results of operations, including net sales, expenses and raw materials, see “Factors Affecting Our Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the BWAY Parent Registration Statement.

In the first quarter of fiscal 2011, we acquired Plastican and Phoenix Container. In this discussion and analysis, we refer to these acquisitions as the “recent acquisitions.” We discuss the recent acquisitions in Note 3, “Recent Acquisitions,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report. As noted above, BWAY Holding was acquired in June 2010.

Overview

Principal changes in our results of operations for the three months ended June 30, 2011 (the third quarter of 2011) as compared to the three months ended June 30, 2010 (the third quarter of 2010) were these:

•

Consolidated net sales increased 13.8% to $328.5 million and the difference between net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales increased to 16.2% from 14.6%. Excluding the impact of the recent acquisitions, consolidated net sales increased 2.7% and the difference between net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales increased to 16.6%.

•

Metal packaging net sales increased 8.6% to $194.3 million and the difference between net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales increased to 22.7% from 20.0%. Excluding the impact of the recent acquisitions, metal packaging net sales increased 2.1% and the difference between net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales increased to 23.2%.

•

Plastic packaging net sales increased 22.2% to $134.2 million and the difference between net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales decreased to 6.8% from 7.5%. Excluding the impact of the recent acquisitions, plastic packaging net sales increased 3.7% and the difference between net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales decreased to 6.1%.

•

Consolidated, metal packaging and plastic packaging net sales, partially offset by lower volume of 4.3%, 5.7% and 2.0%, respectively (excluding volume related to the recent acquisitions) increased, in part, due to higher selling prices related to the pass-through of higher raw material costs.

•

Depreciation and amortization expense increased 69.4% primarily due to the revaluation of property, plant and equipment and higher intangible assets subject to amortization, each related to the Merger in the third quarter of 2010, and to a lesser degree, the recent acquisitions.

•	Interest expense, net, increased 29.9% primarily due to higher debt levels resulting from the Merger.

Results of Operations

The following table summarizes certain information for the third quarter of 2011 and for the periods in the third quarter of 2010:

	Successor		Predecessor
($ in millions)	Third Quarter 2011	Period from June 16, 2010 to June 30, 2010	Period from April 1, 2010 to June 15, 2010	Combined Third Quarter 2010 (1)	Percentage Change (2)
Metal packaging segment
Net sales	$194.3	$31.7	$147.2	$178.9	8.6%
Cost of products sold (excluding depreciation and amortization)	150.2	26.0	117.2	143.2	4.9%

Difference	44.1	5.7	30.0	35.7	23.5%
Difference as a % of net sales	22.7%	18.0%	20.4%	20.0%
Selling expenses	1.3	0.1	0.7	0.8	62.5%

Segment earnings	$42.8	$5.6	$29.3	$34.9	22.6%

Plastic packaging segment
Net sales	$134.2	$18.1	$91.7	$109.8	22.2%
Cost of products sold (excluding depreciation and amortization)	125.1	17.0	84.6	101.6	23.1%

Difference	9.1	1.1	7.1	8.2	11.0%
Difference as a % of net sales	6.8%	6.1%	7.7%	7.5%
Selling expenses	2.1	0.1	0.8	0.9	133.3%

Segment earnings	$7.0	$1.0	$6.3	$7.3	(4.1)%

Corporate undistributed expenses
Cost of products sold (excluding depreciation and amortization)	$–	$(0.2)	$1.9	$1.7	(100.0)%
Selling and administrative	2.7	0.6	5.0	5.6	(51.8)%

Corporate undistributed expenses	$2.7	$0.4	$6.9	$7.3	(63.0)%

	Successor		Predecessor
($ in millions)	Third Quarter 2011	Period from June 16, 2010 to June 30, 2010	Period from April 1, 2010 to June 15, 2010	Combined Third Quarter 2010 (1)	Percentage Change (2)
Depreciation and amortization
Metal packaging segment	$12.6	$2.1	$4.3	$6.4	96.9%
Plastic packaging segment	9.4	1.0	5.6	6.6	42.4%

Subtotal for segments	22.0	3.1	9.9	13.0	69.2%
Corporate	0.7	–	0.4	0.4	75.0%

Total	$22.7	$3.1	$10.3	$13.4	69.4%

The following table summarizes certain information for the first nine months of 2011 and for the periods in the first nine months of 2010:

	Successor		Predecessor
($ in millions)	First Nine Months 2011	Period from June 16, 2010 to June 30, 2010	Period from September 28, 2009 to June 15, 2010	Combined First Nine Months 2010 (1)	Percentage Change (2)
Metal packaging segment
Net sales	$519.9	$31.7	$445.8	$477.5	8.9%
Cost of products sold (excluding depreciation and amortization)	417.8	26.0	363.7	389.7	7.2%

Difference	102.1	5.7	82.1	87.8	16.3%
Difference as a % of net sales	19.6%	18.0%	18.4%	18.4%
Selling expenses	3.5	0.1	3.1	3.2	9.4%

Segment earnings	$98.6	$5.6	$79.0	$84.6	16.5%

Plastic packaging segment
Net sales	$351.6	$18.1	$260.1	$278.2	26.4%
Cost of products sold (excluding depreciation and amortization)	333.2	17.0	232.6	249.6	33.5%

Difference	18.4	1.1	27.5	28.6	(35.7)%
Difference as a % of net sales	5.2%	6.1%	10.6%	10.3%
Selling expenses	4.3	0.1	2.5	2.6	65.4%

Segment earnings	$14.1	$1.0	$25.0	$26.0	(45.8)%

Corporate undistributed expenses
Cost of products sold (excluding depreciation and amortization)	$0.2	$(0.2)	$2.2	$2.0	(90.0)%
Selling and administrative (3)	8.3	0.6	11.6	12.2	(32.0)%

Corporate undistributed expenses	$8.5	$0.4	$13.8	$14.2	(40.1)%

Depreciation and amortization
Metal packaging segment	$37.7	$2.1	$16.8	$18.9	99.5%
Plastic packaging segment	26.7	1.0	19.1	20.1	32.8%

Subtotal for segments	64.4	3.1	35.9	39.0	65.1%
Corporate	2.0	–	1.2	1.2	66.7%

Total	$66.4	$3.1	$37.1	$40.2	65.2%

(1)

The combination of the Successor and Predecessor periods in 2010 is a non-GAAP measure. We have included the separate periods in this presentation to enable the reconciliation of the information to our GAAP presentation in the condensed consolidated financial statements. We have presented the information on a combined basis to provide a reasonable basis of comparison to 2011. The information presented was not directly affected by the Merger as the Merger did not affect the nature of either our business or operations.

(2)	The percentage change is based on the change in 2011 from the combined periods in 2010. The percentage change in 2011 from the Successor period in 2010 would not be meaningful due to the number of days in 2011 (approximately 90 days and 270 days for the third quarter and first nine months of 2011, respectively) versus the number of days in the Successor period in 2010 (approximately 15 days).
(3)	For BWAY Parent, selling and administrative expense in the first nine months of 2011 includes additional expense of $0.4 million related to the PIK Notes.

Net sales

In 2011, the recent acquisitions contributed $11.7 million and $21.4 million to metal packaging segment net sales for the third quarter and first nine months, respectively. Excluding the impact of the recent acquisitions, net sales for the segment increased during the third quarter primarily due to higher selling prices related to the pass-through of higher raw material costs partially offset by a decrease in volume and increased during the first nine months primarily due to higher selling prices.

In 2011, the recent acquisitions contributed $20.3 million and $54.1 million to plastic packaging segment net sales for the third quarter and first nine months, respectively. Excluding the impact of the recent acquisitions, net sales for the segment increased in each of the third quarter and first nine months primarily due to the mix of products sold and higher selling prices related to the pass-through of higher raw material costs, partially offset by a decrease in volume.

Difference between net sales and cost of products sold (excluding depreciation and amortization)

In 2011, higher sales associated with the recent acquisitions and higher raw material costs contributed to an increase in metal packaging segment and plastic packaging segment cost of products sold (excluding depreciation and amortization) in each of the third quarter and first nine months. In the prior year periods ended June 15, 2010, corporate undistributed expenses included in cost of products sold (excluding depreciation and amortization) included $1.7 million of one-time costs associated with the Merger. For the plastic packaging segment, the difference between net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales continued to be adversely impacted by the timing and magnitude of increases in the cost of resin, as selling price increases due to the pass-through of resin cost changes lagged the cost increases.

Depreciation and amortization

Excluding the increases associated with the recent acquisitions, amortization expense included in segment depreciation and amortization for the third quarter and first nine months of 2011 increased $8.8 million and $20.6 million, respectively, for the metal packaging segment and $2.0 million and $4.9 million, respectively, for the plastic packaging segment, each primarily due to the revaluation of property, plant and equipment and higher intangible assets subject to amortization related to the Merger. In 2010, segment depreciation and amortization for the first nine months of 2010 included additional depreciation associated with restructuring activities of $1.7 million.

Selling and administrative expense

Excluding increases associated with the recent acquisitions, segment selling and administrative expense in the third quarter and first nine months of 2011 increased $0.3 million and decreased $0.1 million, respectively, for the metal packaging segment and increased $0.3 million and $0.4 million, respectively, for the plastic packaging segment. The increases in segment selling and administrative expense for each of the segments are primarily due to the timing of certain expenses.

In 2011, corporate undistributed selling and administrative expenses decreased in the each of the third quarter and first nine months primarily due to higher expenses in the prior year periods ended June 15, 2010, which included $2.6 million of one-time costs associated with the Merger. Excluding these one-time costs, higher expenses in 2010 were primarily associated with being a company with publicly traded equity and to higher litigation related expenses.

Other items

Restructuring. In 2011, restructuring expense primarily related to on-going holding costs related to previously closed manufacturing facilities and to certain closure expenses associated with the recent acquisitions. In 2010, restructuring expense included expenses primarily related to the closure of a manufacturing facility.

Interest expense, net.

In 2011, interest expense, net, increased in the third quarter and first nine months primarily due to additional debt incurred in June 2010 associated with the Merger. Excluding the PIK Notes, debt principal outstanding at June 30, 2011 and June 30, 2010 was $714.9 million and $695.0 million, respectively, and the weighted-average interest rate on the debt was approximately 6.1% and 6.8%, respectively.

For BWAY Parent, the increase in interest expense, net, in the third quarter and first nine months of 2011 also increased due to the PIK Notes, which were issued in October 2010. Including the PIK Notes, debt principal outstanding at June 30, 2011 and June 30, 2010 was $873.3 million and $695.0 million, respectively, and the weighted-average interest rate on the debt was approximately 6.9% (assuming the toggle rate of 10.875% on the PIK Notes) and 6.8%, respectively.

Merger transaction costs. In 2010, for the year-to-date period ended June 15, 2010, we recognized approximately $16.5 million in costs associated with the Merger. The costs consisted primarily of legal and other advisory fees and expenses, including approximately $9.2 million paid to Goldman Sachs, as financial advisor to the transaction committee of Predecessor’s board of directors, for financial advisory services and reimbursement of out-of-pocket expenses. The costs also included $0.5 million related to the settlement of a shareholder lawsuit related to the Merger.

Business acquisition costs. In 2011, business acquisition costs are primarily related to expenses associated with the acquisitions of Plastican and Phoenix Container. In 2010, business acquisition costs related to expenses associated with the acquisition of Ball Plastics. Business acquisition costs consist primarily of professional fees and expenses.

Other. In the first nine months of 2011, other included foreign exchange gains of approximately $2.0 million, primarily related to the U.S. dollar denominated debt of our Canadian subsidiary. For BWAY Parent, other included an expense of $1.5 million related to a transaction fee paid to affiliates of MDP related to the issuance of the PIK Notes.

Provision for (benefit from) income taxes. In the first nine months of 2011, the effective tax rate for BWAY Parent and BWAY Intermediate, each on a consolidated basis, was approximately 30% and (5)%, respectively. The effective tax rates for the periods from June 16, 2010 to June 30, 2010 and September 28, 2009 to June 15, 2010 were approximately 8% and 30%, respectively. For the nine months ended June 30, 2011, the effective tax rates were affected by certain state tax law and apportionment changes that resulted in additional income tax expense. The effective tax rates in 2010 were impacted by the deductibility of certain expenses incurred in association with the Merger.

Liquidity and Capital Resources

See our discussion of “Liquidity and Capital Resources” and “Acquisition of the Company—Increased Leverage” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the BWAY Parent Registration Statement and the BWAY Holding Registration Statement for certain risk factors that could affect our liquidity and access to capital. These risks remain unchanged as of June 30, 2011.

In February 2011, we amended certain terms of the Senior Secured Credit Facilities. The amendment provided for, among other things, lower interest rates and the elimination or easing of certain restrictive covenants.

At June 30, 2011, BWAY Intermediate had $70.0 million available to borrow under the Revolver, and it had $7.7 million of cash on hand. In addition, we had outstanding borrowings under the Senior Secured Credit Facilities of $509.9 million, which were subject to variable interest rates at a weighted-average borrowing rate of 4.5%. At June 30, 2011 there were no outstanding borrowings under the Revolver. Revolver borrowings, if outstanding at June 30, 2011, would have been subject to a variable interest rate of 5.5%.

Prior to the amendment of the Senior Secured Credit Facilities in February 2011, we were required to have a certain portion of our debt at fixed interest rates. We satisfied the requirement by entering into an interest rate swap arrangement with a two year term. At June 30, 2011, the interest rate swap arrangement with a notional amount of $142.5 million remained in effect. The swap requires us to pay a fixed rate of 1.88% and receive a floating rate of LIBOR subject to a floor of 1.75%. We did not apply hedge accounting treatment on the arrangement and future results of operations through the maturity date will be affected by changes in the fair value of the instrument.

In December 2010, we borrowed an additional $25.0 million under the Senior Secured Credit Facilities to fund, in part, the recent acquisitions. In the first nine months of 2011, we used cash of approximately $84.0 million, including the repayment of assumed debt, for business acquisitions.

In the first nine months of 2011, we borrowed $124.0 million under the Revolver to provide short-term liquidity. All amounts borrowed under the Revolver in the first nine months of 2011 had been repaid by June 30, 2011.

On October 26, 2010, BWAY Parent issued $150.0 million of PIK Notes. See “PIK Toggle Notes” under Note 7, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report. BWAY Parent used a portion of the proceeds from the PIK Notes to pay a dividend to its shareholders of $4.71 per share, or $138.4 million. The PIK Notes were issued at a discount to par of 97.0%. BWAY Parent paid an underwriting fee of approximately $3.8 million and paid a transaction fee of $1.5 million to affiliates of MDP.

In May 2011, BWAY Parent issued an additional $8.4 million of PIK Notes to satisfy its May 2011 interest payment obligation. We expect BWAY Parent to continue to satisfy its interest payment obligations on the PIK Notes through the issuance of additional PIK Notes, or PIK Interest. PIK Notes issued as PIK Interest are due at maturity and begin to accrue interest from the date issued.

We expect cash on hand, cash provided by operations and borrowings available under the Revolver to provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt (excluding the PIK Notes for which we intend to pay PIK Interest to satisfy our interest obligations), in the next 12 months. We expect to use cash provided by operations in excess of amounts needed for capital expenditures and required debt repayments to be used to reduce debt or for other general corporate purposes.

Our long-term debt, including the Senior Secured Credit Facilities, are subject to certain covenants and restrictions, which are discussed in Note 7, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report. At June 30, 2011, we complied with our debt covenants. With certain exceptions, our long-term debt arrangements prohibit us from paying cash dividends, including cash dividends from BWAY Holding to either BWAY Intermediate or BWAY Parent.

In 2011, we expect capital expenditures of approximately $33.0 million to $35.0 million.

Cash Flow Information

Summary of cash flows and changes in cash and cash equivalents for the nine months ended June 30, 2011 and June 30, 2010:

	BWAY Parent
	Successor		Predecessor
($ in millions)	First Nine Months 2011	Period from June 16, 2010 to June 30, 2010	Period from September 28, 2009 to June 15, 2010	Combined First Nine Months 2010 (1)	Percentage Change (2)
Cash provided by (used in) operating activities	$5.1	$(36.1)	$2.1	$(34.0)	NM %
Cash used in investing activities	(80.1)	(509.4)	(50.0)	(559.4)	(85.7)%
Cash (used in) provided by financing activities	(18.2)	510.6	9.5	520.1	NM %
Effect of exchange rate changes	0.3	0.1	0.6	0.7	(57.1)%

Net decrease in cash and cash equivalents	$(92.9)	$(34.8)	$(37.8)	$(72.6)	28.0%

Cash and cash equivalents, end of period	$8.4	$16.1	$50.9	$16.1	(47.8)%

NM – Not Meaningful

	BWAY Intermediate
	Successor		Predecessor
($ in millions)	First Nine Months 2011	Period from June 16, 2010 to June 30, 2010	Period from September 28, 2009 to June 15, 2010	Combined First Nine Months 2010 (1)	Percentage Change (2)
Cash provided by (used in) operating activities	$6.4	$(36.1)	$2.1	$(34.0)	NM %
Cash used in investing activities	(80.1)	(509.4)	(50.0)	(559.4)	(85.7)%
Cash (used in) provided by financing activities	(20.2)	510.6	9.5	520.1	NM %
Effect of exchange rate changes	0.3	0.1	0.6	0.7	(57.1)%

Net decrease in cash and cash equivalents	$(93.6)	$(34.8)	$(37.8)	$(72.6)	28.9%

Cash and cash equivalents, end of period	$7.7	$16.1	$50.9	$16.1	(52.2)%

NM – Not Meaningful

Operating Activities

In the first nine months of 2011, cash was provided by operating activities compared to a use of cash for the combined periods in 2010, which is a change of $40.4 million for BWAY Intermediate. The increase is primarily due to the timing of a tax benefit related to the Merger that had not been received as of June 30, 2010, which was offset by an increase in primary working capital in 2011. We define primary working capital as the sum of accounts receivable and inventories less accounts payable. BWAY Parent used an additional $1.3 million of cash from operating activities in the first nine months of 2011, which was related to amounts paid related to the PIK Notes.

For BWAY Intermediate, cash used in operating activities for primary working capital was $46.0 million in the first nine months of 2011 compared to $31.3 million in the first nine months of 2010. The increase in cash used for primary working capital is primarily due to a decrease in accounts payable in the first nine months of 2011 compared to an increase in accounts payable in the first nine months of 2010. The decrease in accounts payable in 2011 is a result of a decrease in steel payables and a decrease in payables related to acquired facilities. The decrease in accounts payable was slightly offset by an increase in accounts receivable as a result of higher third quarter sales caused by increased selling prices compared to prior year and an increase in inventory as a result of a metal pre-buy at the end of the third quarter and higher resin prices.

Investing Activities

Cash used in investing activities decreased $479.3 million in the first nine months of 2011 as compared to the first nine months of 2010. In the first nine months of 2010, we used $508.2 million of cash to acquire BWAY Holding. In the first nine months of 2011, we used $50.8 million for business acquisitions, primarily related to the recent acquisitions, compared to the use of $32.3 million in the first nine months of 2010 to acquire Ball Plastics. Capital expenditures in the first nine months of 2011 increased $10.0 million compared to the first nine months of 2010, primarily due to capital projects associated with the recent acquisitions and company consolidation initiatives.

Financing Activities

In the first nine months of 2011, cash provided by financing activities included the use of cash of $33.2 million to extinguish, at closing, debt assumed in the recent acquisitions. Excluding this use of cash and amounts specific to BWAY Parent, financing activities provided cash of $13.0 million in the first nine months of 2011. In the first nine months of 2010, cash provided by financing activities included net proceeds of $236.9 million from refinancing Predecessor’s debt, $293.8 million from the issuance of stock related to the equity investment of MDP and certain members of management and approximately $15.0 million in excess tax benefits related to stock options, partially offset by the use of $27.1 million related to deferred debt issuance cost on the debt refinancing. In the first nine months of 2011, BWAY Intermediate paid approximately $6.9 million in debt issuance costs associated with the amendment of the Senior Secured Credit Facilities and with the registration of the 2018 Notes.

In the first nine months of 2011, we borrowed an additional $25.0 million under the Senior Secured Credit Facilities to fund, in part, the recent acquisitions ($24.9 million net of OID). In the first nine months of 2011, we made net debt repayments of $3.9 million versus $6.6 million in the first nine months of 2010 (excluding amounts related to the Merger).

For BWAY Parent, financing activities included net proceeds of $145.5 million provided from the issuance of PIK Notes. Financings activities also included the use of cash of $138.4 million related to a dividend paid to stockholders and to $5.0 million used to pay debt issuance costs associated with the PIK Notes.

Market Risk

We have certain variable rate debt that exposes our cash flows and earnings to the market risk of interest rate changes. The Senior Secured Credit Facilities bear interest at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. At June 30, 2011, we had borrowings of $509.9 million exposed to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly income before income taxes by approximately $1.3 million.

Foreign Currency Exchange Rate Risk

Our reporting currency is the U.S. dollar. Fluctuations in the Canadian dollar relative to the U.S. dollar can affect our reported financial position, results of operations and cash flows. In the first nine months of 2011 and 2010, approximately 7% and 8%, respectively, of net sales were to customers located in Canada. Excluding purchases denominated in Canadian dollars, which are generally funded through our Canadian operations, other purchases denominated in foreign currencies were not significant. We do not believe exchange rate changes related to such purchases expose us to a significant foreign currency exchange rate risk.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and plastic resin) and energy (primary electricity and natural gas) used in our manufacturing processes.

For a discussion of the impact of raw material cost changes on our selling prices, see “Factors Affecting Our Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the BWAY Parent Registration Statement.

Critical Accounting Policies

For a summary of our critical accounting policies, see “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the BWAY Parent Registration Statement. Our critical accounting policies have not changed from those summarized in the BWAY Parent Registration Statement.

Off-Balance Sheet Arrangements

At June 30, 2011, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.0 million, primarily in favor of our workers’ compensation insurers.

At June 30, 2011, we had minimum lease payment obligations under operating lease agreements approximately $93.4 million.

At June 30, 2011, we were party to an interest swap arrangement with a notional amount of $142.5 million. Under the terms of the swap agreement, a quarterly net settlement is made for the difference between the fixed rate of 1.88% per annum and the variable rate, subject to a floor of 1.75%, based upon the three-month LIBOR on the notional amount. At June 30, 2011, the fair value of the arrangement was a liability of $0.2 million, which was recorded in other liabilities in the condensed consolidated financial statements. The arrangement will mature in August 2012.

Contractual Obligations

At June 30, 2011, the nature of our contractual obligations, as presented in the BWAY Parent Registration Statement and the BWAY Holding Registration Statement, had not materially changed. See “Contractual Obligations and Commercial Commitments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the BWAY Parent Registration Statement and the BWAY Holding Registration Statement.

Environmental Matters

For a discussion of contingencies related to environmental matters, see “Environmental Matters” in Note 14, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, which we incorporate herein by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as noted below, we do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge commodity price risk, interest rate risk or exchange rate risk or for trading purposes.

Prior to the amendment of the Senior Secured Credit Facilities in February 2011, we were required to have a certain portion of our debt at fixed interest rates. We satisfied the requirement by entering into an interest rate swap arrangement with a two year term. At June 30, 2011, the interest rate swap arrangement with a notional amount of $142.5 million remained in effect. The swap requires us to pay a fixed rate of 1.88% and receive a floating rate of LIBOR subject to a floor of 1.75%. We did not apply hedge accounting treatment on the arrangement and future results of operations through the maturity date will be affected by changes in the fair value of the instrument.

For a discussion of interest rate risk and its relation to our indebtedness, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources,” which is incorporated herein by reference.

Our business is exposed to variations in prices of raw materials and energy. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Commodity Risk,” which is incorporated herein by reference.

Our purchases from foreign suppliers in transactions denominated in foreign currencies are not significant. We do not believe exchange rate changes related to fluctuations in the value of these foreign currencies in relation to the U.S. dollar expose us to a significant market risk.

Item 4. Controls and Procedures

BWAY Parent

Disclosure Controls and Procedures

Management, including the principal executive officer and principal financial officer, performed an evaluation of the effectiveness of BWAY Parent’s disclosure controls and procedures as of June 30, 2011. Based on this evaluation, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures of BWAY Parent were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our principal executive and principal financial officers, whether any change in BWAY Parent’s internal control over financial reporting that occurred during its last fiscal quarter has materially affected, or is reasonably likely to materially affect, BWAY Parent’s internal control over financial reporting. Based on its evaluation, management has concluded that no such change has occurred during the quarter ended June 30, 2011. The scope of management’s assessment of the effectiveness of internal control over financial reporting excludes Plastican and Phoenix Container which were acquired during the current fiscal year on October 8, 2010 and December 20, 2010, respectively.

The Company currently utilizes two primary enterprise resource planning (“ERP”) systems. In 2010, it began the process of consolidating the company onto one of the two ERP systems. The second ERP system will be abandoned following a successful implementation. The process will also involve certain upgrades to the surviving system. The implementation and upgrade of the surviving ERP system will likely affect the processes that constitute BWAY Parent’s internal control over financial reporting and will require testing for effectiveness.

During the quarter ended June 30, 2011, the Company completed the conversion and implementation at certain of its manufacturing facilities and will continue to roll-out the ERP system through fiscal year 2012. As with the implementation of any new information technology application, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to the implementation at those facilities. Management concluded, as part of its evaluation described in the above paragraph, that the implementation of the ERP system at these facilities is not reasonably likely to materially affect BWAY Parent’s internal control over financial reporting.

BWAY Intermediate

Disclosure Controls and Procedures

Management, including the principal executive officer and principal financial officer, performed an evaluation of the effectiveness of BWAY Intermediate’s disclosure controls and procedures as of June 30, 2011. Based on this evaluation, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures of BWAY Intermediate were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our principal executive and principal financial officers, whether any change in BWAY Intermediate’s internal control over financial reporting that occurred during its last fiscal quarter has materially affected, or is reasonably likely to materially affect, BWAY Intermediate’s internal control over financial reporting. Based on its evaluation, management has concluded that no such change has occurred during the quarter ended June 30, 2011. The scope of management’s assessment of the effectiveness of internal control over financial reporting excludes Plastican and Phoenix Container which were acquired during the current fiscal year on October 8, 2010 and December 20, 2010, respectively.

The Company currently utilizes two primary ERP systems. In 2010, it began the process of consolidating the company onto one of the two ERP systems. The second ERP system will be abandoned following a successful implementation. The process will also involve certain upgrades to the surviving system. The implementation and upgrade of the surviving ERP system will likely affect the processes that constitute BWAY Intermediate’s internal control over financial reporting and will require testing for effectiveness.

During the quarter ended June 30, 2011, the Company completed the conversion and implementation at certain of its manufacturing facilities and will continue to roll-out the ERP system through fiscal year 2012. As with the implementation of any new information technology application, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to the implementation at those facilities. Management concluded, as part of its evaluation described in the above paragraph, that the implementation of the ERP system at these facilities is not reasonably likely to materially affect BWAY Intermediate’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described under “Environmental” in Note 14, “Commitments and Contingencies” of Notes to Condensed Consolidated Financial Statements, included in Part 1, Item 1 of this report. At each of June 30, 2011 and September 30, 2010, we had accrued liabilities related to pending litigation matters of approximately $0.4 million.

Lead Pigment and Lead Paint Litigation

Wisconsin Personal Injury Lawsuits

In late 2006 and early 2007, our Armstrong Containers, Inc. (“Armstrong”) subsidiary was named as an alleged successor-in-interest in thirty-three lead paint related personal injury lawsuits in Wisconsin. By 2008, all but six of these cases were dismissed without prejudice, leaving only the Godoy, Burton, Clark, Gibson, Stokes and Owens cases.

In January 2010, plaintiff’s counsel re-filed Sifuentes, one of the thirty-three lead paint related personal injury cases previously dismissed without prejudice, before the United States District Court for the Eastern District of Wisconsin.

After an unsuccessful appeal to the Wisconsin Supreme Court, the Godoy plaintiff filed, and the court granted, a motion to dismiss his claims without prejudice. During the pendency of the Godoy appeal to the Wisconsin Supreme Court, the proceedings in the Burton, Clark, Gibson, Stokes and Owens matters were stayed. After the stays were lifted, the Gibson defendants filed, and the court granted, a motion for summary judgment on the Gibson plaintiffs’ claims. Plaintiffs have appealed this decision to the Seventh Circuit Court of Appeals, which has not yet taken up the appeal.

Following the dismissal of the Gibson lawsuit, defendants in Clark, Burton, Stokes, Owens and Sifuentes filed motions for summary judgment on the same grounds as their motion for summary judgment in Gibson. Defendants also requested a stay of Clark, Burton, Stokes, Owens and Sifuentes pending the outcome of the plaintiffs’ appeal in Gibson. During a January 13, 2011 status conference, the Clark court granted defendants’ motion to stay all proceedings without ruling on defendants’ motion for summary judgment. On April 5, 2011, the court in Burton, Stokes, Owens and Sifuentes denied defendants’ motions for summary judgment in each of those cases. Contemporaneously therewith, the court stayed each of those cases.

In January 2011, two additional lawsuits were filed on behalf of current and former Wisconsin residents alleging injuries caused by exposure to lead paint in which Armstrong was named as a defendant: Allen et. al v. American Cyanamid Co. et al. (“Allen”) and Williams et al. v. Goodwin et. al. (“Williams”).

On May 19, 2011, the defendants in Allen, including Armstrong, filed three joint motions: (1) a motion to dismiss for lack of jurisdiction, (2) a motion to dismiss or, in the alternative, to sever for misjoinder and (3) a motion to stay the case pending the outcome of the Gibson appeal. On June 29, 2011, the Court entered an Order staying the Allen matter pending the outcome of the Gibson appeal.

On May 16, 2011, in Williams, defendant Transportation Insurance Company (“DTC”), the insurance provider for the manager of the property at issue, filed a motion to bifurcate the case — separating underlying coverage issues from all other issues — and to stay all other activity in the case until the coverage issues are resolved. After a telephonic hearing on June 28, 2011, the Court bifurcated the case as requested and stayed all other activity until the coverage issues are resolved. The lead industry defendants are currently working to obtain an agreement from plaintiffs to extend the stay in Williams pending not only the resolution of DTC’s coverage issue, but also the outcome of the Gibson appeal. As part of seeking this agreement from plaintiffs and at their request, the lead industry defendants, including Armstrong, filed their Answers to plaintiffs’ operative complaint on June 23, 2011.

On July 1, 2011, Armstrong was served with a new lead paint personal injury lawsuit filed against various lead industry defendants, including Armstrong: Valoe v. American Cyanamid Co., et al. (“Valoe”). Armstrong’s Answer to the Valoe Complaint is due by August 29, 2011.

There were no other lead paint actions filed, settled or otherwise dismissed thus far during 2011. Taking into account the filing of Allen, Williams and Valoe and the Godoy and Gibson dismissals, a total of eight lead paint personal injury lawsuits currently are pending against Armstrong in Wisconsin. These lawsuits include:

Burton v. American Cyanamid Co., et al.; U.S.D.C. for E.D. Wis.; Case No. 2:07-CV-00303-LA, complaint filed December 26, 2006;

Clark v. American Cyanamid Co., et al.; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012653; Case Code 30107, complaint filed December 27, 2006;

Stokes v. American Cyanamid Co., et al.; U.S.D.C. for E.D. Wis.; Case No. 2:07-CV-00865-LA, complaint filed December 27, 2006;

Owens v. Latasha Conley, et al.; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012604, Case Code 30107, complaint filed December 22, 2006;

Sifuentes v. American Cyanamid Co., et al.; U.S.D.C. for E.D. Wis.; Case No. 10-CV-0075, complaint filed January 28, 2010;

Allen, et al. v. American Cyanamid Co., et al.; U.S.D.C for E.D. Wis.; Case No. 11-C-0055, complaint filed January 19, 2011;

Williams v. Goodwin, et al.; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 2001-CV-001045, complaint filed January 21, 2011; and

Valoe v. American Cyanamid Co., et al.; U.S.D.C. for E.D. Wis.; Case No. 2:11-CV-00425, complaint filed May 3, 2011.

Of these, Valoe is the only case that has not been stayed.

The amount of each claim pending is unknown and no cases to date have been settled.

Each lawsuit served upon Armstrong has been tendered to Armstrong’s insurers, for which Armstrong had insurance policies in place during the potentially relevant period. Various insurers are participating in the defense of the cases.

Although we continue to believe that we have valid defenses against the plaintiffs in the lead paint related personal injury litigation, litigation is inherently subject to many uncertainties. We cannot predict with any degree of certainty the potential liability or likelihood of the outcome of this litigation. In addition, because of the dismissal of prior cases, we are unable to provide additional information concerning the underlying risks of the lead paint related personal injury cases. As such, we are unable to provide a range of reasonably possible losses related to this litigation. At June 30, 2011 and September 30, 2010, we had not accrued any amounts for lead paint related personal injury claims.

California Public Nuisance Cases

In 2008, Armstrong was named as a defendant in plaintiffs’ proposed Fourth Amended Complaint in County of Santa Clara, v. Atlantic Richfield Co., Case No. 1-00-cv-788657, Superior Court of California, County of Santa Clara, which was not filed at that time. Following several discussions with plaintiffs’ counsel requesting that Armstrong be dismissed from the Santa Clara case, plaintiffs’ counsel agreed to dismiss Armstrong. On March 16, 2011, plaintiffs filed their Fourth Amended Complaint in which Armstrong is not named as a defendant.

Litigation Related to the Merger

On April 5, 2010, a putative stockholder class action lawsuit was filed in the Superior Court of Fulton County, State of Georgia, against BWAY Holding, the members of the board of directors of BWAY Holding, the chief financial officer of BWAY Holding, MDP, BWAY Parent and Merger Sub. The complaint in the lawsuit, Civil Action No. 2010CV183869, asserted that the members of the board of directors and the chief financial officer breached their fiduciary duties by causing BWAY Holding to enter into the Merger Agreement and further asserted that BWAY Holding, MDP, BWAY Parent and Merger Sub aided and abetted those alleged breaches of duty. The complaint sought, among other relief, an order enjoining the consummation of the Merger and rescinding the Merger Agreement. On November 10, 2010, the court issued a final order approving the settlement agreed to between the parties and dismissing the case with prejudice. At September 30, 2010, we had approximately $0.5 million accrued related to this litigation, which we paid in November 2010 following the issuance of the final order.

We continue to incur certain legal fees and expenses related to litigation that may not be covered by insurance. During each of the first nine months of 2011 and 2010, we did not incur any legal fees and expenses related to litigation that were not covered by insurance.

Environmental Matters

For a description of proceedings relating to environmental matters, see “Environmental” under Note 14, “Commitments and Contingences,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in the BWAY Parent Registration Statement and the BWAY Intermediate Registration Statement. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in the BWAY Parent Registration Statement and the BWAY Intermediate Registration Statement.

Item 6. Exhibits

Exhibit Number	Registrant(s)	Description of Document

3.1	BWAY Parent	Certificate of Incorporation of BWAY Parent Company, Inc., dated February 10, 2011, as amended on June 15, 2010 and July 30, 2010(1)

3.2	BWAY Parent	Bylaws of BWAY Parent Company, Inc.(1)

3.6	BWAY Intermediate	Bylaws of North America Packaging Corporation, dated June 21, 2001(2)

3.8	BWAY Intermediate	By-Laws of North America Packaging of Puerto Rico, Inc., dated September 24, 1984(2)

3.9	BWAY Intermediate	Articles of Organization of SC Plastics, LLC, dated February 14, 2001(2)

3.10	BWAY Intermediate	Operating Agreement of SC Plastics, LLC, dated February 15, 2001, as amended on June 28, 2001(2)

3.11	BWAY Intermediate	Certificate of Incorporation of BWAY-Kilbourn, Inc., dated August 22, 2006(2)

3.12	BWAY Intermediate	By-Laws of BWAY-Kilbourn, Inc., dated August 22, 2006(2)

3.13	BWAY Intermediate	Restated Certificate of Incorporation of Armstrong Containers, Inc., dated March 11, 2002(2)

3.15	BWAY Intermediate

Certificate of Incorporation of Central Can Company Acquisition Corp. (predecessor to Central Can Company, Inc.), dated June 12, 2002, as amended on June 18, 2002, July 26, 2002, May 16, 2007 and June 23, 2008(2)

3.16	BWAY Intermediate	By-Laws of Central Can Company, Inc.(2)

3.17	BWAY Intermediate	Certificate of Incorporation of BWAY Parent Company, Inc. (f/k/a Picasso Parent Company, Inc.), dated February 10, 2010, as amended on July 15, 2010 and July 30, 2010(2)

3.18	BWAY Intermediate	By-Laws of BWAY Parent Company, Inc. (f/k/a Picasso Parent Company, Inc.), dated February 10, 2010(2)

3.19	BWAY Intermediate	Certificate of Incorporation of BWAY Intermediate Company, Inc. (f/k/a Picasso Intermediate Company, Inc.), dated March 17, 2010, as amended on July 30, 2010(2)

3.20	BWAY Intermediate	By-Laws of BWAY Intermediate Company, Inc. (f/k/a Picasso Intermediate Company, Inc.), dated March 17, 2010(2)

3.21	BWAY Intermediate	Articles of Incorporation of Phoenix Container, Inc., dated September 29, 1997, as amended on December 16, 2010(2)

3.22	BWAY Intermediate	By-Laws of Phoenix Container, Inc., dated December 20, 2010(2)

3.23	BWAY Intermediate	Articles of Organization of Plastican, Inc., dated February 6, 1970, as amended on February 1, 1999(2)

3.24	BWAY Intermediate	By-Laws of Plastican, Inc.(2)

31.1	BWAY Parent	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a- 14(a))

31.2	BWAY Parent	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a- 14(a))

31.3	BWAY Intermediate	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a- 14(a))

31.4	BWAY Intermediate	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a- 14(a))

32.1	BWAY Parent	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	BWAY Intermediate	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	BWAY Parent BWAY Intermediate	XBRL Instance Document *

101.SCH	BWAY Parent BWAY Intermediate	XBRL Taxonomy Extension Schema Document *

101.CAL	BWAY Parent BWAY Intermediate	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	BWAY Parent BWAY Intermediate	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	BWAY Parent BWAY Intermediate	XBRL Taxonomy Extension Labels Linkbase Document *

101.PRE	BWAY Parent BWAY Intermediate	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Previously filed with BWAY Parent’s Registration Statement on Form S-4 filed April 25, 2011 (File No. 333-173712), as amended.

(2)	Incorporated by reference to BWAY Intermediate’s Registration Statement on Form S-4 filed on March 11, 2011 (File No. 333-172764-01).

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of business strategies. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may” or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include:

•	competitive risks from other container manufacturers or self-manufacture by customers;
•	termination of our customer contracts;
•	loss or reduction of business from key customers;
•	dependence on key personnel;
•	increases in steel, resin or other raw material and energy costs or availability, which cost increases may not coincide with our ability to timely or fully recoup such increases;
•	product liability or product recall costs;
•	lead pigment and lead paint litigation;
•	increased consolidation in our end-markets;
•	consolidation of key suppliers;
•	decreased sales volume in our end-markets;
•	increased use of alternative packaging;
•	product substitution;
•	labor unrest;
•	environmental, health and safety costs;
•	management’s inability to evaluate and selectively pursue acquisitions;
•	fluctuation of our quarterly operating results;
•	current economic conditions;
•	the availability and cost of financing;
•	an increase in interest rates;
•	restrictions in our debt agreements;
•	fluctuations of the Canadian dollar; and
•	other factors disclosed in this report.

In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Parent Company, Inc. (Registrant)

Date:	August 15, 2011	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 15, 2011	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

BWAY Intermediate Company, Inc. (Registrant)

Date:	August 15, 2011	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 15, 2011	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)