Form 10-K
period 2011-09-30
BWAY PARENT COMPANY, INC.; BWAY INTERMEDIATE COMPANY, INC.
filed 2011-12-20
CIK 1487775, 1500341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended:

September 30, 2011

Registrant and State of Incorporation

Commission File Number	Address and Telephone Number	I.R.S. Employer Identification Number
333-173712	BWAY PARENT COMPANY, INC.	27-1902348
Incorporated in Delaware
8607 Roberts Drive, Suite 250
Atlanta, Georgia 30350-2237
(770) 645-4800
333-172764-01	BWAY INTERMEDIATE COMPANY, INC.	27-2594571
Incorporated in Delaware
8607 Roberts Drive, Suite 250
Atlanta, Georgia 30350-2237
(770) 645-4800

Indicate by check mark whether if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

BWAY Parent Company, Inc. (“BWAY Parent”)	☐ Yes ☑ No
BWAY Intermediate Company, Inc. (“BWAY Intermediate”)	☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

BWAY Parent Company, Inc. (“BWAY Parent”)	☐ Yes ☑ No
BWAY Intermediate Company, Inc. (“BWAY Intermediate”)	☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

BWAY Parent	☑Yes ☐ No
BWAY Intermediate	☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

BWAY Parent	☑Yes ☐ No
BWAY Intermediate	☑Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

BWAY Parent	☑
BWAY Intermediate	☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non- Accelerated Filer	Smaller Reporting Company

BWAY Parent	☐	☐	☑	☐
BWAY Intermediate	☐	☐	☑	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

BWAY Parent	☐ Yes ☑ No
BWAY Intermediate	☐ Yes ☑ No

Registrant	Description of Common Stock	Shares Outstanding as of December 9, 2011
BWAY Parent	Par Value $0.01 per share	29,306,532
BWAY Intermediate	Par Value $0.01 per share	1,000*

*	All of BWAY Intermediate’s common stock is directly owned by BWAY Parent.

Explanatory Note

This annual report on Form 10-K is a combined report of BWAY Parent Company, Inc. (“BWAY Parent”) and BWAY Intermediate Company, Inc. (“BWAY Intermediate”), a direct 100% owned subsidiary of BWAY Parent. Unless the context indicates otherwise, any reference in this report to the “Companies,” “we,” “us” and “our” refers to BWAY Parent together with its direct and indirect subsidiaries, including BWAY Intermediate.

The principal indirect subsidiary of BWAY Parent and BWAY Intermediate is BWAY Corporation (together with its subsidiaries, “BWAY”). Substantially all of the operating results of BWAY Parent and BWAY Intermediate are derived from the operating results of BWAY. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined. Where information or an explanation is not substantially the same for each company, we have provided separate information and explanation. In addition, separate financial statements for each company are included in Part II, Item 8, “Financial Statements and Supplementary Data.”

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of business strategies. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may” or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, expected business synergies related to acquisitions, and other factors we believe are appropriate in these circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include:

•	competitive risks from other container manufacturers or self-manufacture by customers;

•	termination of our customer contracts;

•	loss or reduction of business from key customers;

•	dependence on key personnel;

•	increases in steel, resin or other raw material and energy costs or availability, which cost increases may not coincide with our ability to timely or fully recoup such increases;

•	product liability or product recall costs;

•	lead pigment and lead paint litigation;

•	increased consolidation in our end-markets;

•	consolidation of key suppliers;

•	decreased sales volume in our end-markets;

•	increased use of alternative packaging;

•	product substitution;

•	labor unrest;

•	environmental, health and safety costs;

•	management’s inability to evaluate and selectively pursue acquisitions;

•	fluctuation of our quarterly operating results;

•	current economic conditions;

•	the availability and cost of financing;

•	an increase in interest rates;

•	restrictions in our debt agreements;

•	fluctuations of the Canadian dollar;

•	costs and difficulties related to the acquisition of a business and integration of acquired businesses;

•	the impact of any potential dispositions, acquisitions or other strategic realignments, which may impact the Company’s operations, financial profile, investments or levels of indebtedness; and

•	other factors disclosed in this report.

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

i

ii

BWAY Parent Company, Inc. (and Predecessor)

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

Annual Report on Form 10-K

For the year ended September 30, 2011

Part I

Item 1. Business

Description of Business

We manufacture and distribute metal and rigid plastic containers that are used primarily by manufacturers of industrial and consumer products for packaging. We have operations in the United States, Canada and Puerto Rico and primarily sell to customers located in these geographic markets. We believe we are a leading North American manufacturer of general line rigid metal and plastic containers for customers serving a wide variety of end-markets across various industries. Based on sales, we believe that we have leading U.S. market shares in metal paint cans, metal specialty cans, steel pails, ammunition boxes, plastic pails, plastic tight-head containers and plastic paint bottles, and leading Canadian market shares in steel and plastic pails. These products together represented approximately 85% of our net sales in fiscal year 2011. In fiscal 2011, approximately 59.7% of our net sales were in our metal packaging segment and approximately 40.3% of our net sales were in our plastic packaging segment. We believe that our metal and plastic products, which we manufacture in our 23 strategically located facilities across the United States, Canada and Puerto Rico, are complementary products and provide us with a competitive advantage in serving and expanding our customer base. We believe that we are the only company in North America with the ability to service our customers on a national basis in both general line rigid metal and plastic packaging.

Our products include:

Metal Containers. General line rigid metal containers made from steel, including paint cans and components, aerosol cans, steel pails, oblong cans, a variety of other specialty cans and ammunition boxes. Our customers use our metal containers to package paint, household and personal care products, automotive after-market products, paint thinners, driveway and deck sealants and other end-use products.

Plastic Containers. Injection-molded pails and blow-molded tight-head containers, hybrid and all-plastic paint cans, bottles and drums. Our customers use our plastic containers to package petroleum products, agricultural chemicals, other chemical applications, paint, ink, edible oils, high-solid coatings, roofing mastic, adhesives, driveway sealants and other end-use products.

Metal containers are attractive to many of our customers due to steel’s strength and non-permeability, its ability to hold highly volatile and solvent-based liquids and its fire safety characteristics. Aerosol cans, which are a type of metal container, provide an effective system of delivery for a controlled spray pattern and are the preferred packaging for certain products. Plastic containers are attractive to many of our customers due to plastic’s durability, weight and corrosion resistance. In addition, plastic continues to prove adaptable to a wide variety of container end markets including paint and building products, non-retail food services, janitorial and chemical, agriculture, oil and petroleum, inks and other general industries. Hybrid containers combine plastic with metal closure components, allowing for enhanced closure functionality while remaining lightweight and dent resistant.

Our customers include a diverse set of the world’s leading industrial and consumer products companies in a wide variety of industries. We believe we are a primary supplier for the majority of our top 10 customers and the sole source supplier for many of our largest customers. The average length of our relationships with our top 10 customers exceeds 15 years. Our stable, diversified customer base has become a significant growth driver as we continue to develop and expand our product portfolio. We believe we have been able to develop these long-term customer relationships through: (i) our superior reputation for quality and customer service; (ii) our low-cost, flexible manufacturing capabilities; (iii) the close proximity of our manufacturing facilities to key customer locations and (iv) our ability to provide a broad and innovative product offering (including both metal and plastic products) that serve clients on a national level. Through these competitive advantages, we have grown our market share and generated organic volume growth at levels that we believe are greater than the industry average.

We believe that the cost reduction initiatives, manufacturing process improvements and plant rationalizations we have implemented over the past two years, and the opportunities we continue to pursue, have not only allowed us to improve our financial performance during the recent soft market environment, but have also positioned us as a more efficient, lower-cost producer poised to benefit from a recovery in our end-markets.

Our History and Recent Acquisitions

History

BWAY Parent, BWAY Intermediate and BWAY Holding are holding companies without independent operations. The business of the Company is conducted through BWAY Holding’s 100% owned subsidiary BWAY Corporation (“BWAY”) and its subsidiaries. BWAY is a Delaware corporation and is the successor to a business founded in 1875. In June 2010, BWAY Parent acquired all of the outstanding common stock of BWAY Holding. See “Acquisition of BWAY Holding Company” in Note 1, “General,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Acquisitions

In October 2010, we acquired Plastican, Inc. (“Plastican”) in a stock purchase transaction. Plastican, headquartered in Leominster, Massachusetts, is a manufacturer of highly engineered rigid plastic packaging, covers and gaskets. In addition to a manufacturing facility in Leominster, Plastican had facilities in Dallas, Texas, Macon, Georgia and Phoenix, Arizona. The Phoenix facility was closed in the first half of 2011. In September 2011, we announced the closure of the Macon, Georgia manufacturing facility and began the transition of its manufacturing operations into several of our existing manufacturing facilities. These actions are expected to result in future cost savings. We believe that this acquisition, which is included in our plastic packaging segment, will provide several strategic and financial benefits to us and is consistent with our acquisition strategy. See Note 3, “Recent Acquisitions”, of Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data.”

In December 2010, we acquired Phoenix Container, Inc. (“Phoenix Container”) in a stock purchase transaction. Phoenix Container, headquartered in North Brunswick, New Jersey, operates one plant producing a wide range of steel pails used for packaging industrial and consumer products. We believe that this acquisition, which is included within our metal packaging segment, will provide several strategic and financial benefits to us and is consistent with our acquisition strategy. See Note 3, “Recent Acquisitions”, of Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data.”

Our Competitive Strengths

Leading Market Positions

We have established leading market positions in most of our major product lines and estimate that we hold leading market positions in products that together represented approximately 85% of our net sales in fiscal year 2011. We believe that we hold leading market positions in metal paint cans, metal specialty cans, steel pails, ammunition boxes, plastic pails, plastic tight-head containers and plastic paint bottles, and leading Canadian market positions in steel and plastic pails. In addition, we face little competition from outside of North America, including from markets with lower labor costs, as products we manufacture cannot be shipped internationally in a cost-effective manner.

Diversified end-markets

We serve a wide variety of end-markets across various industries. Approximately two-thirds of our sales are driven by general industrial, consumer and household end-markets, including chemicals, commercial maintenance, food, industrial coatings and other diversified industries, which tend to be less cyclical and tend to track with general economic conditions. The other approximately one-third of our sales is driven by architectural paint consumption, which historically has been closely correlated to existing home sales. Future improvements in existing home sales, housing starts and home improvement spending would likely have a positive impact on the growth of the architectural paint and coatings market. We believe that we are well positioned to benefit from a recovery in our end-markets after experiencing unprecedented volume declines in the past several years.

Longstanding relationships with a diversified base of nationally recognized, market-leading customers

Our customers include many of the world’s leading industrial and consumer products companies in a wide variety of industries. We believe we are a primary supplier for the majority of our top 10 customers, with a majority of our net sales made to customers under contractual relationships. We believe the ability to provide our customers with a diverse portfolio of metal and plastic products helps to solidify our longstanding customer relationships. The average length of our relationships with our top 10 customers exceeds 15 years.

Broad and diversified product offering servicing customers on a national basis

We believe that we are the only company in North America with the ability to service our customers’ needs on a national basis in both general line rigid metal and plastic packaging. This is important because we believe that our large-scale customers generally prefer to purchase products from diverse, national suppliers. The close proximity of our facilities to our customers reduces transportation, handling and spoilage costs and facilitates just-in-time inventory management for our customers. We also believe we have the broadest general line rigid packaging product offering of any company in the industry. The combination of our broad product portfolio with our strategically positioned national footprint gives us the ability to capitalize on cross-selling and bundling opportunities, while providing a diverse set of metal and plastic packaging solutions as a “one-stop shop” solution to our customers.

Demonstrated ability to grow earnings during challenging economic conditions

Despite recent challenging economic conditions, we were able to increase the difference between net sales and cost of products sold (excluding depreciation and amortization) to $159.9 million in fiscal 2011 from $156.4 million in fiscal 2010. Our ability to achieve this performance was supported by execution across the following core strategies: (i) organic growth initiatives, (ii) cost-reduction initiatives and (iii) disciplined, synergistic acquisitions.

Our organic growth initiatives have focused on cross-selling and bundling, new product development and best-in-class quality and service. Our ability to service customers across a broad array of products has allowed us to generate incremental sales through bundling of our complete product line. Our cost-reduction initiatives included the rationalization of manufacturing facilities and elimination of redundant positions. In addition, we have been able to efficiently scale production to reduce variable manufacturing costs as product demand declined. Through acquisition, we have been able to expand our footprint and reallocate capacity from under-utilized plants, thus providing meaningful cost savings as a result of plant rationalizations, distribution/freight savings and purchasing leverage.

Our Strategy

Capitalize on significant organic growth opportunities

We will continue to utilize our combined metal and plastic rigid packaging product offering, the broadest of any competitor, to pursue multiple avenues for growth in a diverse set of end-markets. We intend to use our national manufacturing and distribution network, our strong existing customer relationships and our ability to cross-sell and bundle our metal and plastic products to increase our market share. Our position as the only supplier with national scale and manufacturing capabilities is a significant growth driver which will allow us to effectively service large, nationally recognized customers while serving as an important supplier to smaller regional companies.

Continue development of innovative customer-focused products

We plan to continue to work actively with our customers to improve existing products and to design new packaging features to meet the changing requirements of our customers’ end-markets through cost-effective product solutions. For example, we intend to expand the market for our new “eco-pail,” which is an environmentally friendly plastic pail that supports sustainability efforts being undertaken by many of our customers by utilizing a gasket-less design, lighter weight materials and twin-shot molding technology, which is a co-extrusion process whereby less expensive resin can be injected into the core of a pail, which allows us to use up to 50% recycled plastic in the production of the eco-pail without sacrificing mechanical strength, performance or value while exceeding our customers’ quality requirements. We believe that innovative customer-focused products like the eco-pail will help us to increase our share of key product markets.

Continue to reduce costs and improve operating efficiencies

We intend to continue to leverage our flexible operating platform to allow us to quickly and efficiently streamline our cost structure and grow profitably over the long-term. We believe that our ability to efficiently scale production allows us to adjust variable manufacturing costs as product demand changes. Since fiscal 2009, we have closed several manufacturing facilities, thereby substantially reducing our fixed cost base. We expect to continue to benefit from the cost savings associated with this plant rationalization, as well as from “in plant” productivity such as increasing line speeds, rapid change over and improved uptime. We are also focused on ongoing measures to reduce headcount and cut expenses (single entity corporate structure, centralized purchasing, and product standardization), and have successfully instituted a number of productivity initiatives.

Pursue disciplined strategic acquisitions

We have a proven history of successful acquisitions that have driven increased earnings through cost synergies and the benefits of an expanded product portfolio. We continue to pursue this strategy to supplement our organic growth by focusing on acquisitions that are at attractive purchase values, fit with our core skills in our primary markets, offer significant synergies and allow us to appropriately manage our leverage and financial risk. Our key acquisition criteria include:

•	Strategic fit – we focus on acquisitions within our core and complementary markets, in line with our core skills and offer the opportunity to enhance and diversify our existing product offerings; and

•

Significant synergies – our current infrastructure offers an opportunity to realize significant synergies from acquisitions, primarily through plant rationalizations and opportunities to implement cost efficiencies.

Our recent acquisitions demonstrate our ability to drive incremental earnings through synergies and top-line benefits of an expanded geographic footprint and product portfolio. Our acquisition of Phoenix Container in December 2010 increased our penetration into the metal packaging market and we believe we will realize related cost synergies, including freight, labor and purchasing and selling and administrative cost reductions. Our acquisition of Plastican in October 2010 increased our penetration into the rigid plastic packaging market and we believe we will realize related cost synergies, including freight, labor and purchasing, selling and administrative cost reductions and plant rationalizations. Our acquisition of Ball Plastics in October 2009 increased our penetration in injection molded plastic pails and drums and offered significant synergies through plant rationalization. Our acquisition of Central Can in August 2009 expanded our metal pails and can, metal food container, hybrid can, and plastic paint can offerings, while offering cost synergies of freight savings, selling and administrative cost reduction and a recently completed plant rationalization.

Intellectual Property

We have registered the marks BWAY®, NAMPAC® and certain other trademarks in the United States. We have not registered all of the trademarks we own and use in the business. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain the trademark registrations so long as they remain valuable to our business. We hold patents, or have applied for patent protection, in the United States, and intend to maintain the patents during their respective terms so long as they remain valuable to our business. Other than the registered marks BWAY® and NAMPAC®, we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets. Other than our license to the twin shot manufacturing process used in the production of “eco-pails” and commercially available software licenses, we do not believe that any of our licenses to third-party intellectual property are material to our business, taken as a whole.

Industry Segments

Our business is organized based on product type with two reportable segments: metal packaging and plastic packaging. We differentiate the segments based on the nature of the products they offer. The markets in which we participate can generally be placed into two broad categories: North American general line rigid metal containers and North American general line rigid plastic containers.

Certain financial information about our industry segments is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 19, “Business Segments,” of Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data.”

Metal Packaging Segment

Products and Markets

Our metal packaging segment operates primarily in North America in the general line segment of the metal container market. In the United States, we are the third largest producer of steel aerosol cans, and we are the leading producer in our other product lines.

The primary uses for our general line cans are for paint and related products, lubricants, roof and driveway sealants, charcoal lighter fluid and household and personal care products. Specific products include round cans with rings and plugs (generally paint cans), specialty cans (generally PVC or rubber cement cans, brake fluid and other automotive after-market products cans, oblong or “F”-style cans, ammunition boxes and an assortment of other specialty cans), aerosol cans and steel pails. We produce a full line of these products to serve the specific requirements of a diversified base of nationally recognized customers. Most of our products are manufactured in facilities that are strategically located to allow us to deliver product to our customers within a one-day transit time.

Paint Cans. We believe that we are the leading supplier in North America and the only national supplier of metal paint cans. We believe that we are the sole supplier of metal paint cans to leading domestic paint companies, and we believe that we are the sole supplier of metal paint can components to the primary manufacturer of hybrid (plastic and metal) paint cans in North America.

Specialty Cans. We believe that we are the leading supplier of metal specialty cans in North America. Specialty cans include screw top cans, pour top cans, oblong or “F”-style cans and ammunition boxes. Screw top cans typically have an applicator or brush attached to a screw cap and are typically used for PVC pipe cleaner, PVC cement and rubber cement. Pour top cans are typically used for packaging specialty oils and automotive after-market products. Oblong or “F”-style cans are typically used for packaging paint-related products, charcoal lighter fluid and waterproofing products. Ammunition boxes provide a hermetic seal, are coated with a corrosion-resistant finish and are used to package small arms ammunitions and other ordnance products. We sell ammunition boxes to the U.S. Department of Defense as well as to major domestic and foreign producers of ordnance.

Aerosol Cans. We believe that we are the third largest supplier of aerosol cans in North America. We focus on serving as a primary supplier to small- and medium-sized customers and as a secondary supplier to large customers. Aerosol cans are typically used for packaging various consumer and industrial products, including paint and related products, personal care products, lubricants and insecticides.

Steel Pails. We believe that we are one of the leading suppliers of steel pails in North America. Steel pails are typically used for packaging paint and related products, roof and driveway sealants, marine coatings, vegetable oil and water repellent.

Customers

Our metal packaging segment customers include many of the world’s leading paint, consumer and personal care companies. In fiscal 2011, sales to our 10 largest metal packaging segment customers accounted for approximately 46% of the segment’s net sales. Of the fiscal 2011 metal packaging segment net sales, approximately 17% were to The Sherwin-Williams Company.

Consistent with industry practice, we enter into multi-year supply agreements with many of our major customers. However, many of our contracts are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment to unit volume. In addition, many of our customer contracts, including those with our major customers, provide that the customer may receive competitive proposals for all or a portion of the products we furnish to the customer under the contract, including proposals to reformulate the packaging to another material. We generally have the right to retain the customer’s business subject to the terms of the competitive proposal.

In fiscal 2011, approximately 93% and 7% of our metal packaging segment net revenues were in the United States and Canada, respectively.

Raw Materials

Our principal raw materials consist of tinplate, blackplate and cold rolled steel, energy, various coatings, inks and compounds. Steel products represent the largest component of raw material costs. With the exception of pails and ammunition boxes, which are manufactured from either blackplate or cold rolled steel, all of our products are manufactured from tinplate steel. We purchase all required raw materials from outside sources.

Various domestic and foreign steel producers supply us with tinplate steel, although we currently purchase most of our tinplate steel from domestic suppliers. Procurement from suppliers generally depends on the suppliers’ product offering, product quality, service and price. The majority of our steel purchases are through requirements-based contracts at negotiated prices, subject to prevailing market conditions. We do not engage in forward contracts or other hedging arrangements related to these raw material purchases. Historically, we have generally been able to increase the price of our products to reflect increases in the price of steel, but we cannot be sure that we will be able to do so in the future.

A steel supply shortage could affect, among other things, our ability to obtain steel, the timing of steel deliveries and the price we pay for steel. In the event of supply interruptions, we could experience higher costs due to underutilization of our manufacturing facilities and lower sales due to a reduction in our ability to produce goods for sale.

In addition to steel products, we purchase energy from various suppliers as well as various coatings, inks and compounds. We do not anticipate any future shortages or supply problems for these items based on their historical availability and the current number of suppliers.

Competition

The steel container industry is highly competitive and some of our competitors have greater financial resources than we do. Competition is based primarily on price, manufacturing capacity, manufacturing flexibility, proximity to customers and quality. We believe that (1) the close proximity of our manufacturing facilities to key customer locations, (2) our low-cost, flexible manufacturing capabilities and (3) our reputation for quality and customer service enables us to compete effectively.

In addition to competition within the steel container industry, we face competitive risks from substitute products, such as plastics and hybrids, and, to a lesser extent, composites and flexible packaging containers. Steel containers continue to be the preferred package in the majority of our customers’ markets. We believe this is primarily due to: (1) their price stability and competitiveness as compared to alternative packaging; (2) the attractive strength and non-permeable characteristics of steel versus other materials, such as plastics; (3) their lower storage and handling costs; (4) their ability to hold highly volatile and solvent-based liquids; and (5) their fire safety characteristics. In addition, we believe steel containers are easier and less costly to recycle and have a higher rate of recycling than alternative materials.

One of the objectives of our acquisitions of general line rigid plastic container manufacturers was to mitigate competitive risk from plastic substitution. In addition, the broader product offering enables us to provide other products utilized by our existing customer base.

Plastic Packaging Segment

Products and Markets

We believe that we are the largest manufacturer of general line rigid plastic containers in the North American market and we produce products in five broad categories: (1) open-head containers; (2) tight-head containers; (3) “F”-style plastic bottles; (4) plastic drums; (5) plastic paint bottles; and (6) plastic paint cans.

Open-head Containers. Open-head containers are injection-molded products made of high-density polyethylene, or “HDPE,” that are used primarily by the paint and coating, petroleum, food, building materials, agricultural and janitorial supply industries.

Tight-head Containers. Tight-head containers are blow-molded products made of HDPE that are used primarily by the food, petroleum, agricultural, chemical, janitorial supply, beverage and coating industries.

“F”-Style Plastic Bottles. “F”-style plastic bottles are one-piece, blow-molded HDPE containers that are most commonly used for storing and shipping herbicides and pesticides for the crop protection industries.

Plastic Drums. Plastic drums are large transportable containers made from HDPE available in either an open-head or tight-head format. Plastic drums are most frequently used for shipping concentrated beverage syrup and chemicals.

Plastic Paint Bottles. We are the primary supplier to The Sherwin-Williams Company of an innovative plastic paint container made from HDPE. The paint bottle is proprietary to The Sherwin-Williams Company, and we cannot provide it to other paint manufacturers.

Plastic Paint Cans. Plastic paint cans are either all-plastic containers made with HDPE or hybrid containers constructed of a HDPE body with a seamed on steel ring and plug. The containers are suitable for paints, colorants, coatings, adhesives and powders.

Customers

Our plastic packaging segment customers include some of the world’s leading paint, food and industrial companies, several of which are customers of our metal packaging segment. We have long-term relationships with our customers and in many cases we are the exclusive supplier of our customers’ plastic packaging requirements.

In fiscal 2011, sales to our 10 largest plastic packaging segment customers accounted for approximately 30% of the segment’s net sales. Of the fiscal 2011 plastic packaging segment net sales, approximately 8% were to The Sherwin-Williams Company.

We maintain a diversified customer base, which is broadly distributed among industries as diverse as paint, food, construction, petroleum and chemicals. Consistent with industry practice, we enter into multi-year supply agreements with many of our major customers. However, many of our contracts are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment to unit volume. In addition, many of our customer contracts, including those with our major customers, provide that the customer may receive competitive proposals for all or a portion of the products we furnish to the customer under the contract, including proposals to reformulate the packaging to another material. We generally have the right to retain the customer’s business subject to the terms of the competitive proposal.

In fiscal 2011, approximately 92% and 8% of our plastic packaging segment net revenues were in the United States and Canada, respectively.

Raw Materials

The main raw material utilized in the plastic packaging segment is HDPE, a plastic resin used to produce rigid plastic packaging containers and materials. HDPE is particularly suitable for our plastic packaging products because of its strength, stiffness and resistance to chemicals and moisture. HDPE resin constitutes approximately half of our plastic packaging segment total cost of products sold. As a commodity product, resin is susceptible to price fluctuations.

In order to mitigate the impact of resin price fluctuations, we have agreements with our customers, which represent a majority of our plastic packaging net sales, allowing changes in resin cost to be passed through to them. Most of these agreements are tied to specific industry recognized chemical indices, which provide a benchmark for the price of resin. Generally, some or all of the change in resin price is passed through to the customer, consistent with industry practice, although the timing and the amount of the pass-through may not coincide with or equal our raw material cost changes.

HDPE is the primary plastic resin we use in the manufacture of our products, which we purchase from major HDPE suppliers. The majority of our HDPE purchases are through requirements-based contracts at negotiated prices, subject to prevailing market conditions. Historically, we have not engaged in forward contracts or other hedging arrangements related to these raw material purchases.

Competition

The general line rigid plastic containers market is very competitive and some of our competitors have greater financial resources than we do. Competition is based primarily on service, manufacturing flexibility, proximity to customers and price. We believe that (1) our low-cost, flexible manufacturing capacities, (2) the close proximity of our manufacturing facilities to key customer locations and (3) our reputation for quality and customer service enables us to compete effectively.

Employees

At September 30, 2011, we employed approximately 2,600 hourly employees and approximately 500 salaried employees. At September 30, 2011, approximately 31% of our hourly employees worked under nine separate collective bargaining agreements. As of September 30, 2011, three of the nine collective bargaining agreements, representing approximately 20% of our unionized workforce as of September 30, 2011, will become amendable in the next 12 months.

While we consider relations with our employees to be good, we may not be able to negotiate new or renegotiate existing collective bargaining agreements (as they become amendable) with the same terms. A labor dispute could result in production interruptions, and a prolonged labor dispute, which could include a work stoppage, could adversely affect our ability to satisfy our customers’ requirements and could have a material adverse effect on our business, including our financial position, results of operations and/or cash flows.

Environmental, Health and Safety Matters

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of regulated materials. We believe that we are currently in compliance with all applicable environmental, health and safety laws, although future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. We do not expect to incur material capital expenditures for environmental control projects in the current or subsequent fiscal year.

Some of our current and former facilities are currently involved in environmental investigations, remediation or other claims resulting from the release of hazardous substances or the presence of other contaminants. While we do not believe that any identified investigation or remediation obligations will have a material adverse effect on our financial position, results of operations, cash flows or competitive position, there is no assurance that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material effect on our financial position, results of operations, cash flows or competitive position.

Our Homerville, Georgia facility is undergoing corrective action pursuant to the Georgia Hazardous Site Remediation Program regarding an area of drum disposal at the facility. Owens-Illinois, Inc., a former operator of the facility, is conducting the majority of the cleanup. In 2011, through a remediation plan developed with state oversight, we completed our portion of the cleanup at the facility.

In a letter dated March 14, 2007, the U.S. Environmental Protection Agency (“EPA”) informed us that corrective action was required at our Cincinnati facility to address documented releases of hazardous substances at the site. The documented releases referenced by the EPA occurred prior to our ownership of the site. The EPA has requested that we enter into an Administrative Order on Consent under the Resource Conservation and Recovery Act (“RCRA”) with respect to corrective action obligations. We are working with the EPA to address their concerns, and we have notified the former owner of the site, whom we believe has indemnity obligations to us with respect to these claims.

From time to time, we receive requests for information or are identified as a potentially responsible party (“PRP”) pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to liability for cleanup of off-site waste disposal sites utilized by current or former facilities or our predecessors in interest. While we do not believe that any of these identified matters will have a material effect on our financial position, results of operations or cash flows, there is no assurance that such obligations will not arise in the future.

We are a member of a PRP group related to investigation and potential remediation at a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. We joined the PRP group in order to reduce exposure, which we estimate at approximately $0.1 million.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. There were accrued liabilities of approximately $0.2 million at September 30, 2011 and September 30, 2010, related to environmental liabilities, including the matters described above. These accruals are estimates and future expenditures may exceed from these amounts. Accrued environmental liabilities are included in other current liabilities.

Self Insurance

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of historical claims. At September 30, 2011 and September 30, 2010, we had accrued $7.9 million and $7.2 million respectively, related to these liabilities, which are included in other current liabilities.

Available Information

We are subject to the reporting and other information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Reports and other information filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act may be read and copied at the SEC’s Public Reference Room in Washington, DC. The SEC maintains an internet site that contains this information at http://www.sec.gov. This information may also be accessed through links from our website at http://www.bwaycorp.com/ — select the “Investors” link and then the “SEC Filings” link.

Our Code of Business Conduct and Ethics is available under the “Investors” link on our corporate website. We intend to disclose any amendments to and waivers of the code on our website.

Copies of any of the above-referenced documents are available, without charge, upon written request to: BWAY Holding Company, Investor Relations, 8607 Roberts Drive, Suite 250, Atlanta, GA 30350-2237.

Item 1A. Risk Factors

Described below are those risk factors that management believes are most significant to our business and the industry in which we operate. As such, these risk factors do not include risks that affect business generally.

If any of the events described below were to occur, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially adversely affected. The following risks could cause our actual results to differ materially from our historical results and from results predicted by forward-looking statements made by us or on our behalf related to conditions or events that we anticipate may occur in the future. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

Competition from other steel or plastic container manufacturers could significantly impact our profitability, as could an election by our customers to self-manufacture their steel or plastic container requirements.

The container industries in which we do business are highly competitive and some of our competitors have greater financial, technical, sales and marketing or other resources than we do. The principal methods of competition in our industry include price, manufacturing capacity, proximity to customers, manufacturing flexibility and quality. We may not be able to compete successfully with respect to any of these factors. Competition could force us to reduce our prices or could otherwise result in a loss of market share for our products. In addition, some manufacturers of products that are packaged in steel or plastic containers produce their own steel or plastic containers. The election by some of our existing customers, or potential future customers, to manufacture their steel or plastic containers in-house could significantly impact our profitability.

Our customer contracts generally allow our customers to change, and, in some cases, terminate their contracts on short notice.

A significant part of our fiscal 2011 sales were made to customers with whom we have contractual relationships. Many of these contracts, most of which are with our larger customers, are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment by the customer to purchase a particular unit volume. As such, we are not guaranteed any minimum level of net sales under many of our contracts and many of our customers, including some of our largest customers, are under no obligation to continue to purchase products from us.

Moreover, if a customer’s requirements for our products exceed our ability to supply that customer, as has occurred from time to time, we may have a short-term or long-term inability to supply that customer from our own manufacturing facilities and may be required to purchase containers from third parties or take other proactive steps in order to fill that customer’s order. Our inability to supply a customer’s specific requirements from our manufacturing facilities could materially adversely affect our relationship with that customer or increase our operating costs.

In addition, many of our requirements contracts with our customers provide that the customer may receive competitive proposals for all or a portion of the products we furnish to the customer under the contract. We generally have the right to retain the customer’s business subject to the terms of the competitive proposal. If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the competitive proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the competitive proposal.

The loss of a key customer could have a significant negative impact on our sales and profitability.

In fiscal 2011, approximately 33% of our consolidated net sales were to our top 10 customers. Sales to our largest customer, The Sherwin-Williams Company, accounted for approximately 13% of our consolidated net sales during fiscal 2011. The loss of, or major reduction in business from, one or more of our major customers could create excess capacity within our manufacturing facilities and could result in the erosion of our gross margins and our market share position.

The loss of one or more members of our senior management team could adversely affect our ability to execute our business strategy.

We are dependent on the continued services of our senior management team. The loss of any such key personnel could have a material adverse effect on our ability to execute our business strategy. We do not maintain key-person insurance for any of our officers, employees or directors.

Increases in the price of our raw materials or energy supply or interruptions or shortages in the supply of raw materials could cause our production costs to increase, which could reduce our ability to compete effectively and erode our margins.

We require substantial amounts of raw materials in our operations, including steel, resin, energy, various inks and coatings. We purchase all required raw materials from outside sources, and consolidate our steel and resin purchases among a select group of suppliers in an effort to leverage purchasing power. As a result, our purchases of both steel and resin are concentrated with a few suppliers and any interruptions in their supply of these materials could have a material adverse effect on our financial position, results of operations and/or cash flows. In addition, the availability and prices of our raw materials may be subject to curtailment or change due to new laws or regulations. For example, the United States previously imposed tariffs or quotas on imports of certain steel products and steel slabs. The availability and prices of raw materials may also be subject to shortages in supply, suppliers’ allocations to other purchasers, interruptions in production by suppliers (including by reason of labor strikes, work stoppages or severe weather at our suppliers’ plants), our inability to leverage our purchasing power as successfully as we have in the past, changes in exchange rates and worldwide price levels. Historically, we have generally been able to increase the price of our products to reflect increases in the price of steel and plastic resin, but we may not be able to do so in the future. We have generally not been able to pass on to our customers any price increases of the other raw materials we utilize in our business. To the extent we are not able to leverage our purchasing power as successfully as we have in the past, we are not able to increase the price of our products to reflect increases in the prices of raw materials or we experience any interruptions or shortages in the supply of raw materials, our operating costs could materially increase.

The cost of producing our products is also sensitive to our energy costs such as natural gas and electricity. For example, an increase in energy prices has a corresponding effect on our production costs.

Our revenues or operating costs could be adversely affected by product liability or product recall costs involving our products or products of our customers.

We are subject to the risk of exposure to product liability and product recall claims if any of our products are alleged to have resulted in injury to persons or damage to property, based, for example, on alleged product defect. We do maintain product liability insurance, but this insurance may not be adequate to cover losses related to product liability claims brought against us. Product liability insurance could become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. In addition, we do not maintain any product recall insurance, so any product recall we are required to initiate could have a significant impact on our financial position, results of operations and/or cash flows.

The outcome of pending and future litigation related to the manufacture and sale of lead pigments and lead-based paint could have a material adverse effect on our financial condition, liquidity, results of operations and/or cash flows.

Several leading paint manufacturers are defendants in a substantial number of lawsuits concerning exposure of children to lead-based paint applied thirty or more years ago, including litigation brought by state and local governments alleging that lead pigment in paint constitutes a public nuisance requiring, among other types of relief, abatement. This or similar product liability litigation could have a material adverse effect on the financial condition of these paint manufacturers, which include several of our paint container customers. To the extent our orders decrease or we are unable to collect receivables from customers due to the effects of product liability litigation on our customers, including the lead-based paint litigation referred to above, our financial condition, liquidity, results of operations and/or cash flows could be unfavorably affected.

In addition, one of our subsidiaries, Armstrong Containers, Inc. (“Armstrong”), has been named as one of several defendants in several lead-related personal injury cases based upon allegations relating to its alleged corporate predecessor’s products that predated our ownership of Armstrong. The allegations in these cases are similar to those against leading paint manufacturers described above. The plaintiffs in the personal injury cases seek unspecified monetary damages in excess of the statutory minimum for personal injuries due to alleged exposure to lead paint, as well as punitive damages. In the future, there could be additional lead pigment/lead-based paint litigation cases filed against Armstrong (or to which Armstrong could be added as an additional defendant) that assert similar or different claims and seek similar or different types of damages or relief.

Litigation is inherently subject to many uncertainties. Adverse court rulings, determinations of liability, changes in legislation and administrative regulations, among other factors, could affect the lead pigment/lead-based paint litigation against Armstrong and affect the number and impact the nature of future claims and proceedings. We can neither predict the outcome of existing or future cases that name Armstrong as a defendant due to the uncertainties involved nor can we reasonably determine the scope or amount of the potential costs and liabilities related to these matters. We have, therefore, not reserved any amounts in respect of potential payments of damages. Any potential liability determined to be attributable to Armstrong arising out of these matters may have a material adverse effect on our financial position, results of operations and/or cash flows.

For a more detailed discussion of this litigation, see Item 3, “Legal Proceedings.”

Increased consolidation in our end markets may result in the loss of customers, increased exposure to business risks of larger customers and increased pricing pressure.

In several of our end markets, such as paint and related products, there has been increased consolidation through mergers and acquisitions in recent years, and this trend may continue. We may lose customers if they are not the surviving entity in future mergers and acquisitions. In addition, our results of operations would be increasingly sensitive to changes in the business of customers that represent a larger portion of our sales or to any deterioration of these customers’ financial condition. A smaller number of larger customers because of industry consolidation may also exert pressure on us with respect to pricing and payment terms or require us to make changes to our facilities or operations, potentially adversely impacting our financial position, results of operations and/or cash flows.

The availability and pricing of steel could be significantly affected by consolidation of key suppliers.

The steel industry has experienced consolidation in recent years and further consolidations could result in a decrease in the number of our major suppliers or a decrease in the number of alternative supply sources available to us. In this case, it would be more likely that termination of one or more of our relationships with major suppliers would result in a material adverse effect on our business, financial position, results of operations and/or cash flows as we require a variety of steel raw materials to manufacture our general line metal container products. Consolidation could also result in price increases or unfavorable changes in the payment terms for the raw materials that we purchase. If we were unable to pass the impact of such changes on to our customers, these changes due to supplier consolidation could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

Decreased sales volume in our end markets due to current economic conditions has impacted our net sales.

Despite long-term growth trends in the end markets for our products, we cannot assure you that the end markets for our products will resume growth at historic rates. In addition, the slowdown in the housing market that began in 2007 and spread to the larger economy has resulted in a recent decline in sales volume in our end markets. Our revenues are correlated to the performance of our end markets, especially the home improvement and repair sector, which has recently experienced severe contraction. Decreased demand in our end markets has had and may continue to have an adverse effect on our business, financial position, results of operations and/or cash flows as customers have reduced their purchases of our products. Continued contraction in the end markets for our products may also require us to reduce prices or make changes to our operations, such as closing plants or restructuring, and we can give you no assurance that such actions would be successful in improving our business, financial position, results of operations and/or cash flows.

An increase in the use of alternative packaging as a substitute for the steel and plastic containers we sell could adversely affect our profitability.

Our steel and plastic containers are used by our customers to package a diverse range of end-use products. A variety of substitute products are available to package these end-use products, including steel and plastics, and to a lesser extent, composites and flexible packaging containers. From time to time, our customers, including some of our larger customers, have used such alternative methods to package their products.

A widespread introduction of alternative packages by our customers or by other companies as a substitute for steel or plastic containers could significantly reduce our sales to our customers. More generally, a decrease in the costs of substitute products, improvements in the performance characteristics of substitute products or the successful development or introduction of new substitute products could significantly reduce our customers’ orders and our profitability.

Labor disruptions with that portion of our workforce which is unionized could decrease our profitability.

At September 30, 2011, approximately 31% of our hourly employees worked under nine separate collective bargaining agreements. At September 30, 2011, three of the nine collective bargaining agreements, representing approximately 20% of the unionized workforce, will become amendable in the 12 months subsequent to September 30, 2011. When these agreements become amendable, we may not be able to negotiate the agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could impact our ability to satisfy our customers’ requirements. In particular, a labor dispute with either of the major unions representing employees in Cincinnati could have a material adverse effect on our ability to produce aerosol containers and could result in a deterioration of that business.

Our business may be subject to significant environmental, health and safety costs.

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of regulated materials and the investigation and remediation of contamination resulting from the release of regulated materials. In addition, in the course of our operations, we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations, remediations and other claims resulting from releases of hazardous substances or the presence of other regulated materials. For example, in fiscal 2008, we received a letter from the U.S. Environmental Protection Agency (EPA) stating that corrective action was required at our Homerville, Georgia facility to address certain waste handling and disposal matters. In fiscal 2007, we received a letter from the EPA stating an investigation was required at our Cincinnati, Ohio facility to determine if remedial action was necessary to respond to prior releases of hazardous substances at the site. The releases referenced by EPA occurred prior to our ownership of the site. We are working with the EPA to address its concerns and have notified the former owner of the site, whom we believe has indemnity obligations to us with respect to the EPA’s claim. In addition, in fiscal 2005, we joined a potentially responsible party (PRP) group related to investigation and potential remediation at a waste disposal site in Douglas, Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989.

Many of our facilities have a history of industrial usage for which investigation, remediation obligations could arise in the future and which could require us to make material expenditures or otherwise materially affect the way we operate our business. For further discussion of existing environmental issues relating to us, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

We may not succeed in our strategy of pursuing or integrating selective acquisitions.

As part of our business strategy, we intend to continue to evaluate and selectively pursue acquisitions. However, we may not be able to locate or acquire suitable acquisition candidates at attractive cash flow multiples consistent with our strategy, and we may not be able to fund future acquisitions because of limitations relating to our indebtedness or otherwise. Successful integration of any acquired business will require significant management and economic resources and could divert our focus from our day-to-day operations. In addition, to the extent that we make any acquisition in the future, our failure to integrate the acquired business successfully could significantly impair our financial position, results of operations and/or cash flows.

Our quarterly operating results may fluctuate due to seasonality and other factors.

Our business is seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastic packaging industry during the first quarter of our fiscal year. These seasonal patterns cause our quarterly operating results and working capital requirements to fluctuate. Because of such seasonality, financial results for a particular quarter may not be indicative of results for the entire year. For example, in each of the first quarters of fiscal 2011 and 2010 our net sales were approximately 21% of total annual net sales and the difference between net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales relative to the amount for the full fiscal year was approximately 14% and 21% in the first quarters of fiscal 2011 and 2010, respectively.

Furthermore, we have experienced and expect to continue to experience variability in our results of operations on a quarterly basis due to fluctuations in raw material prices and our ability to pass on these changes to our customers. If the economy continues to deteriorate and the end markets for our products do not improve, we may experience volatility in our results of operations on a quarterly basis due to non-payment by our customers.

Current economic conditions could adversely affect our results of operations and financial condition.

As widely reported, financial markets have been experiencing extreme disruption in recent years, including, among other things, extreme volatility in the domestic and international equity and bond markets, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Among other risks we face, the current tightening of credit in financial markets may adversely affect our ability to obtain financing in the future, including, if necessary, to fund a strategic acquisition. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

We expect cash on hand, cash provided by operations and borrowings available under revolving credit facilities to provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt, in the next 12 months. We expect to use cash provided by operations in excess of amounts needed for capital expenditures and required debt repayments to reduce our debt, to fund potential acquisitions or for other general corporate purposes. However, we cannot provide assurance that our business will generate sufficient cash flow or that future borrowings will be available in an amount sufficient to enable us to service our debt or to fund our other liquidity needs in the long term. A continuation of the recent turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need to raise additional liquidity. We would experience liquidity problems if we are unable to obtain sufficient additional financing as our debt becomes due, or we otherwise need additional liquidity. Adverse economic conditions, increased competition or other unfavorable events also could affect our liquidity.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt, including under our credit facility, bears interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. For a discussion of our credit facility, see Note 7, “Long-Term Debt,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Restrictive covenants in the PIK Notes Indenture (“PIK Notes”), the 2018 Senior Notes Indenture (“2018 Notes”) and our senior secured credit facility could restrict our operating flexibility.

The PIK Notes Indenture, the 2018 Notes Indenture and our senior secured credit facility contain covenants that limit our ability and our subsidiaries ability to take certain actions. These restrictions may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

The indenture contains restrictive covenants that, among other things limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness or issue preferred stock;

•	pay dividends, redeem stock or make other distributions; including distributions to BWAY Parent to make payments in respect of BWAY Parent’s indebtedness, including the PIK Notes;

•	make other restricted payments or investments;

•	create liens on assets; create restrictions on payment of dividends or other amounts by us to our restricted subsidiaries;

•	transfer or sell assets;

•	engage in mergers or consolidations;

•	engage in certain transactions with affiliates; and

•	designate subsidiaries as unrestricted subsidiaries.

The senior secured credit facility requires BWAY Intermediate to maintain specified financial ratios and satisfy other financial conditions. The senior secured credit facility restricts, among other things and subject to certain exceptions, BWAY Intermediate’s ability to:

•	incur additional indebtedness;

•	pay dividends or other payments on capital stock;

•	guarantee other obligations;

•	grant liens on assets;

•	make loans, acquisitions or other investments;

•	dispose of assets;

•	make optional payments or modify certain debt instruments;

•	engage in transactions with affiliates;

•	amend organizations documents;

•	engage in mergers or consolidations;

•	enter into sale and leaseback transactions;

•

enter into arrangements that restrict BWAY Holding and its restricted subsidiaries’ ability to pay dividends; including dividends to BWAY Parent to make payments in respect of BWAY Parent’s indebtedness, including the PIK Notes;

•	make acquisitions;

•	change the nature of the business conducted by BWAY Holding and its subsidiaries;

•	change our fiscal quarter and fiscal year; and

•	designate its subsidiaries as unrestricted subsidiaries.

In addition, with respect to the Revolver, if any portion of the Revolver is outstanding (other than letters of credit in an amount not to exceed 15% of the total commitment under the Revolver) BWAY Intermediate is required to comply with financial covenants, including a maximum “consolidated total net leverage ratio” (as defined in the Credit Agreement). The failure to comply with such financial covenant would not trigger an event of default with respect to the Term Loan unless 30 days have passed since the revolving lenders could accelerate outstanding obligations under the Revolver and the revolving lenders actually accelerate the obligations under the Revolver by virtue of such breach.

Our ability to comply with the covenants and restrictions contained in the PIK Notes Indenture, the 2018 Notes Indenture and the Credit Agreement may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under any of the PIK Notes Indenture, the 2018 Notes Indenture or the Credit Agreement that would permit the holders or applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest and any applicable redemption premium. In that case, BWAY Intermediate may be unable to make borrowings under the Credit Agreement and may not be able to repay the amounts due under the 2018 Notes and the senior secured credit facility and may not be able to make cash available to BWAY Parent, by dividend, debt repayment or otherwise to enable BWAY Parent to make payments on the PIK Notes. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.

The PIK Notes Indenture, the 2018 Notes Indenture and the credit agreement governing the senior secured credit facility contain cross default or cross acceleration provisions that may cause all of the debt issued under those instruments to become immediately due and payable because of a default under an unrelated debt instrument.

The PIK Notes Indenture, the 2018 Notes Indenture and the credit agreement governing our senior secured credit facility (the “Credit Agreement”) contain numerous affirmative and negative covenants and, if any portion of our Revolver is outstanding (other than letters of credit in an amount not to exceed 15% of the total Revolver), the Credit Agreement requires us to meet a maximum “consolidated total net leverage ratio” (as defined in the Credit Agreement), with adjustments set forth in the Credit Agreement. Our failure to comply with the affirmative, negative and financial covenants in the PIK Notes Indenture, the 2018 Notes Indenture and the Credit Agreement and other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments (together with accrued and unpaid interest and other fees) becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. These alternative measures could have a material adverse effect on our business, financial position, results of operations and/or cash flows which could cause us to become bankrupt or insolvent or otherwise impair BWAY Intermediate and its subsidiaries’ ability to make cash available to BWAY Parent by dividend, debt repayment or otherwise to enable BWAY Parent to make payments on the PIK Notes.

We may be unable to raise funds necessary to finance the change of control repurchase offers required by the indenture.

Under the PIK Notes Indenture, if we experience specific kinds of change of control, we must offer to repurchase the PIK Notes at a price equal to 101% of the principal amount of the PIK Notes plus accrued and unpaid interest to the date of purchase. The occurrence of specified events that would constitute a change of control under the Indenture would also constitute a default under the senior secured credit facility that permits the lenders to accelerate the maturity of borrowings thereunder and would require BWAY Intermediate to offer to repurchase the 2018 Notes under the 2018 Notes Indenture. In addition, the senior secured credit facility may limit or prohibit the purchase of the PIK Notes by us in the event of a change of control, unless and until the indebtedness under the senior secured credit facility and the 2018 Notes is repaid in full. As a result, following a change of control event, we may not be able to repurchase the PIK Notes unless all indebtedness outstanding under the senior secured credit facility is first repaid and any other indebtedness that contains similar provisions is repaid, or we obtain a waiver from the holders of such indebtedness to provide BWAY Parent with sufficient cash to repurchase the PIK Notes. Any future debt agreements that we enter into may contain similar provisions. BWAY Intermediate may not be able to obtain such a waiver, in which case BWAY Parent may be unable to repay all indebtedness under the PIK Notes. Any requirement to offer to repurchase the PIK Notes may therefore require us to refinance our other outstanding debt, which we may not be able to do on commercially reasonable terms, if at all.

BWAY Parent is the sole obligor under the PIK Notes, and BWAY Intermediate and its subsidiaries will not guarantee BWAY Parent’s obligations under the PIK Notes and do not have any obligation with respect to the PIK Notes.

BWAY Parent is a holding company that has no operations of its own and its revenues and cash flow are generated by its subsidiaries. BWAY Intermediate and its subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay amounts due under the PIK Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments. BWAY Intermediate’s and its subsidiaries’ ability to generate sufficient cash from operations to make distributions to BWAY Parent will depend upon their future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond their control. The PIK Notes will be BWAY Parent’s general unsecured senior obligations, will rank equal in right of payment to any future unsecured indebtedness of BWAY Parent, will be effectively subordinated to any future secured indebtedness of BWAY Parent to the extent of the value of the collateral securing such indebtedness and will be structurally subordinated to all of BWAY Intermediate’s and its subsidiaries’ existing and future indebtedness and other liabilities, including BWAY Intermediate’s borrowings under its senior secured credit facilities and its 2018 Notes. The claims of BWAY Intermediate’s and its subsidiaries’ creditors will be required to be paid before the holders of the PIK Notes have a claim (if any) against those entities and their assets. Therefore, if there was a dissolution, bankruptcy, liquidation or reorganization of any such entity, the holders of the PIK Notes would not receive any amounts with respect to the PIK Notes from the assets of such entity until after the payment in full of the claims of creditors (including preferred stockholders) of such entity.

BWAY Parent is a holding company with no independent operations or assets. Repayment of BWAY Parent’s debt, including the PIK Notes, is dependent on cash flow generated by BWAY Intermediate and its subsidiaries. Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us.

BWAY Parent’s only material asset is the capital stock of BWAY Intermediate. Furthermore, BWAY Parent conducts no operations. Accordingly, repayment of BWAY Parent’s indebtedness, including the PIK Notes, is dependent, to a significant extent, on the generation of cash flow by BWAY Intermediate and its subsidiaries and their ability to make such cash available to BWAY Parent, by dividend, debt repayment or otherwise. BWAY Intermediate and its subsidiaries are distinct legal entities and they do not have any obligation to pay amounts due on the PIK Notes or to make funds available for that purpose or other obligations in the form of loans, distributions or otherwise. BWAY Intermediate and its subsidiaries may not be able to, or may not be permitted to, make distributions to BWAY Parent in order to enable BWAY Parent to make payments in respect of its indebtedness, including the PIK Notes. The terms of BWAY Intermediate’s senior secured credit facilities and the 2018 Notes significantly restrict the ability of BWAY Intermediate and its subsidiaries to make distributions to BWAY Parent to pay cash interest or any other payments with respect to the PIK Notes. To fully fund cash interest payments on the PIK Notes for their entire term and the repayment or repurchase of the PIK Notes (for example, upon a specified change of control), BWAY Intermediate would have to obtain amendments to the senior secured credit facilities to permit, or refinance such facility prior to its maturity on terms that permit the necessary distributions to BWAY Parent. We cannot assure you that we will obtain such amendments or be able to refinance the senior secured credit facilities on a timely basis or at all, in which case, BWAY Parent would not be able to make cash interest payments on the PIK Notes or repay or repurchase the PIK Notes. In addition, the restricted payment covenant in the indenture governing the 2018 Notes limits BWAY Intermediate’s and its subsidiaries’ ability to pay dividends or make other distributions to us to fund cash interest payments on the PIK Notes or to repay or repurchase the PIK Notes. In addition under certain circumstances, legal restrictions may limit BWAY Parent’s ability to obtain cash from its subsidiaries. Under the Delaware General Corporation Law (the “DGCL”), our subsidiaries may only make dividends (i) out of their “surplus” as defined in the DGCL or (ii) if there is no such surplus, out of their net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Under fraudulent transfer laws, our subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent thereby.

The PIK Notes are structurally subordinated to all of BWAY Intermediate’s and its subsidiaries’ indebtedness and other liabilities and are effectively subordinated to any of BWAY Parent’s secured indebtedness and if a default occurs, BWAY and its subsidiaries may not be able to make funds available to BWAY Parent by dividend, debt repayment or otherwise and BWAY Parent may not have sufficient funds to fulfill its obligations under the PIK Notes.

The PIK Notes are BWAY Parent’s general unsecured senior obligations, rank equal in right of payment to any future unsecured indebtedness of BWAY Parent, are structurally subordinated to all of BWAY Intermediate’s and its subsidiaries’ existing and future indebtedness and other liabilities, including BWAY Intermediate’s borrowings under the senior secured credit facilities and the 2018 Notes, and are effectively subordinated to any future secured indebtedness of BWAY Parent to the extent of the value of the collateral securing such indebtedness.

In the event of the bankruptcy, liquidation, reorganization or other winding up of BWAY or any of its subsidiaries, the holders of the PIK Notes would not receive any amounts with respect to the PIK Notes from the assets of such entity until after the payment in full of the claims of the creditors of such entity.

Our substantial level of indebtedness could adversely affect our financial condition and prevent BWAY Parent from making payments on the PIK Notes and its other debt obligations.

As a result of the Merger, we have a substantial amount of debt. At September 30, 2011, we had $872.0 million of total indebtedness (excluding capital lease obligations of approximately $10.1 million) and approximately

$69.8 million of available borrowing capacity under our $75.0 million senior secured revolving credit facility, excluding $5.2 million of issued and undrawn letters of credit.

Our substantial level of indebtedness could have important consequences to investors. For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	increase our vulnerability to adverse economic and industry conditions;

•	limit our ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements;

•	expose us to interest rate fluctuations because the interest on the debt under the Revolver is imposed at variable rates;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt (including scheduled repayments on our outstanding term loan borrowings under the senior secured credit facilities), thereby reducing the availability of our cash flow for operations and other purposes, including making cash available to BWAY Parent, by dividend, debt repayment or otherwise to enable BWAY Parent to make payments on the PIK Notes;

•	make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;

•	limit our ability to refinance indebtedness or increase the associated costs;

•	require us to sell assets to reduce debt or influence our decision about whether to do so;

•

limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or prevent us from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins or our business; and

•

place us at a competitive disadvantage compared to any competitors that have less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns.

In addition, the senior secured credit facilities, the indenture governing the PIK Notes and the 2018 Notes Indenture contain restrictive covenants that limit our and our subsidiaries’ ability to engage in activities that may be in our long-term best interests. At September 30, 2011, based on our borrowing rates and outstanding principal at that time, annual cash interest expense related to the 2018 Notes and the senior secured credit facilities was approximately $43.4 million. At September 30, 2011, we had $508.6 million outstanding subject to variable interest rates. A 1% increase in the floating rates would increase our annual cash interest by approximately $5.1 million.

Despite substantial levels of indebtedness, we and our subsidiaries have the ability to incur substantially more indebtedness. This could further intensify the risks described above.

We may be able to incur substantial additional debt in the future, including senior debt and debt that will be structurally senior to the PIK Notes. The terms of the indentures governing the PIK Notes and the 2018 Notes Indenture do not fully prohibit us and our subsidiaries from doing so, and the senior secured credit facilities permit additional borrowings. In particular, BWAY Intermediate had approximately $69.8 million available under the Revolver at September 30, 2011 (excluding $5.2 million of issued and undrawn letters of credit) and BWAY Intermediate has the ability to borrow all or a portion of such amount.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash, make scheduled payments or to refinance our debt obligations depends on our successful financial and operating performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.

If our cash flow and capital resources are insufficient to fund our debt service obligations, to repay the Revolver when it matures in 2015 or the PIK Notes when they mature in 2015, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments, or seeking to raise additional capital. Any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants which could further restrict our business operations and BWAY Intermediate’s ability to make cash available to BWAY Parent, by dividend, debt repayment or otherwise to enable BWAY Parent to repay the amounts due under the PIK Notes. Our ability to implement successfully any such alternative financing plans will be dependent on a range of factors, including general economic conditions, the level of activity in mergers and acquisitions and capital markets generally and the terms of our various debt instruments then in effect. In addition, the senior secured credit facilities are secured by a lien on substantially all of BWAY Intermediate’s and its subsidiaries’ assets, and any successor credit facility is likely to be secured on a similar basis. As such, our ability to refinance the PIK Notes, seek additional financing or BWAY Intermediate’s ability to make cash available to BWAY Parent, by dividend, debt repayment or otherwise to enable Parent to repay the amounts due under the PIK Notes could be impaired as a result of such security interest and the agreements governing such security interests.

Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms could have a material adverse effect on our business, including our financial condition and results of operations, as well as on BWAY Intermediate’s ability to make cash available to BWAY Parent, by dividend, debt repayment or otherwise to enable BWAY Parent to satisfy its obligations on the PIK Notes.

We are exposed to exchange rate fluctuations of the Canadian dollar.

In fiscal 2011, approximately 7% of our net sales were in Canadian dollars. Our reporting currency is the U.S. dollar. A decrease in the value of the Canadian dollar relative to the U.S. dollar could reduce our profits from our Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial position, results of operations and/or cash flows as reported in U.S. dollars. In addition, fluctuations in the U.S. dollar relative to the Canadian dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our Canadian operations are translated using period-end exchange rates, and the revenues and expenses of our Canadian operations are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive loss as a component of stockholders’ equity.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We believe our properties are sufficiently maintained and suitable for their intended use. Our owned properties are subject to a mortgage lien in favor of Deutsche Bank Trust Company Americas as collateral agent for the lenders under the senior secured credit facility. We regularly evaluate our various manufacturing facilities in light of current and expected market conditions and demand, and may further consolidate our manufacturing facilities in the future. In addition to the manufacturing facilities listed below, we lease approximately 20,000 square feet of office space in Atlanta, Georgia for our corporate headquarters.

As of December 1, 2011, we operated the manufacturing facilities listed below. The list includes the location and approximate square footage of each facility and whether we lease or own the facility. The list excludes properties not used in manufacturing, including warehouses, administrative offices or closed manufacturing facilities

	Square Footage	Interest
Metal Segment
Chicago, Illinois (1)	346,000	Leased
Cincinnati, Ohio	479,000	Leased
Fontana, California	84,000	Leased
Garland, Texas	108,000	Leased
Homerville, Georgia	417,000	Owned
Memphis, Tennessee	120,000	Leased
North Brunswick, New Jersey	88,000	Leased
Sturtevant, Wisconsin	157,000	Leased
Trenton, New Jersey	105,000	Leased
York, Pennsylvania	97,000	Owned

Plastic Segment
Bryan, Texas	83,000	Leased
Cedar City, Utah	89,000	Owned
Cidra, Puerto Rico	83,000	Leased
Dallas, Texas	85,000	Leased
Dayton, New Jersey	119,000	Leased
Indianapolis, Indiana	168,000	Leased
, Massachusetts	194,000	Leased
Lithonia, Georgia	75,000	Leased
Macon, Georgia	108,000	Leased
Newnan, Georgia	235,000	Leased
Toronto, Ontario	73,000	Leased
St. Albert, Alberta	62,000	Leased
Valparaiso, Indiana	106,000	Leased

(1)	Products produced at this facility are both metal and plastic segment products. However, the majority of the facility is used by the metal segment.

Item 3. Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. Details of the company’s legal proceedings are included in Note 18, “Commitments and Contingences,” of the Notes to Consolidated Financial Statements within Item 8 of this Annual Report on Form 10-K.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no market for the equity securities of either BWAY Parent or BWAY Intermediate. BWAY Intermediate is a 100% owned subsidiary of BWAY Parent.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial information and other data for BWAY Parent and its subsidiaries on a consolidated basis. Unless otherwise noted, the information is equally applicable to BWAY Intermediate and its subsidiaries on a consolidated basis. The information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” References to “Notes to Consolidated Financial Statements” in this discussion and analysis refer to the notes to consolidated financial statements included in Item 8 noted above.

The selected historical consolidated financial information and other data as of and for each of the fiscal years ended September 28, 2008 and September 30, 2007, presented below have been derived from our predecessor’s audited consolidated financial statements which are not included in this annual report. The selected historical consolidated financial information and other data as of and for the fiscal year ended September 27, 2009, for the period from September 28, 2009 to June 15, 2010 presented below have been derived from our predecessor’s audited consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data.” The selected historical consolidated financial information and other data as of and for the fiscal year ended September 30, 2011, as of September 30, 2010 and for the period from June 16, 2010 to September 30, 2010, presented below have been derived from our successor’s audited consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data.”

Financial and other data of our predecessor relate to our predecessor prior to the consummation of the Merger and financial and other data of our successor relate to our successor after consummation of the Merger. Due to the different number of days in the predecessor period from September 28, 2009 to June 15, 2010 and the successor period from June 16, 2010 to September 30, 2010, statement of operations data for those periods are not comparable.

	Successor		Predecessor
				Year Ended (1)
($ in millions)	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010	2009	2008	2007
Statement of Operations data
Net sales	$1,161.5	$325.0	$705.9	$904.4	$1,019.0	$959.0
Cost of products sold (excluding depreciation and amortization) (2)(3)	1,001.6	276.0	598.5	755.5	889.0	830.1

Difference	159.9	49.0	107.4	148.9	130.0	128.9

Depreciation and amortization (4)	91.9	22.0	37.1	44.8	46.8	45.4
Selling and administrative expense (5)(6)(7)(8)	20.0	6.5	17.2	23.4	24.9	37.2
Restructuring expense (9)(10)(11)(12)(13)	4.3	2.2	3.1	5.6	9.6	(0.1)
Merger transaction costs (14)	–	13.9	16.5	–	–	–
Business acquisition costs (15)	1.0	0.5	0.6	–	–	–
Public offering expense (16)	–	–	–	–	–	9.6
Other (17)(18)(19)	2.2	–	0.6	0.5	0.2	1.0
Goodwill impairment loss (20)	124.6	–	–	–	–	–

Income from operations	(84.1)	3.9	32.3	74.6	48.5	35.8
Loss on extinguishment of debt (21)(22)	–	–	59.9	4.8	–	–
Interest expense, net (23)(24)(25)	70.2	15.8	25.2	35.1	35.3	38.0

(Loss) income before income taxes	(154.3)	(11.9)	(52.8)	34.7	13.2	(2.2)
(Benefit from) provision for income taxes (26)(27)(28)	(9.6)	(0.7)	(15.8)	11.2	1.3	0.9

Net (loss) income (29)	$(144.7)	$(11.2)	$(37.0)	$23.5	$11.9	$(3.1)

Other financial data
Difference % (30)	13.8%	15.1%	15.2%	16.5%	12.8%	13.4%
Capital expenditures	$36.8	$6.4	$18.1	$18.5	$34.0	$25.6
Cash paid for interest	48.1	7.5	28.1	29.0	35.2	33.6

	Successor		Predecessor
($ in millions)	September 30, 2011	September 30, 2010	September 27, 2009	September 28, 2008	September 30, 2007
Balance Sheet data (31)
Working capital (32)	$162.1	$162.9	$127.3	$117.2	$106.5
Total assets (33)	1,242.4	1,363.0	855.5	882.4	857.9
Total debt and capital lease obligations (34)	874.0	698.6	411.8	421.7	425.8
Stockholders’ (deficit) equity (35)	$(2.7)	$281.6	$198.3	$173.7	$157.3

Notes to Selected Financial Data Tables:

(1)

Effective at the beginning of fiscal 2010, which began September 28, 2009, our fiscal year ends on September 30. Prior to fiscal 2010, our fiscal year ended on the Sunday closest to September 30. Fiscal years 2007, 2008, and 2009 each consisted of 52 weeks and ended September 30, 2007, September 28, 2008 and September 27, 2009, respectively.

Financial and other data for the periods presented include the results of operations from and including August 21, 2009 related to the acquisition of Central Can, from and including October 23, 2009 related to the acquisition of Ball Plastics, from and including October 8, 2010 related to the acquisition of Plastican and from and including December 20, 2010 related to the acquisition of Phoenix Container.

(2)	Stock-based compensation expense included in cost of products sold and selling and administrative expense for the periods indicated was as follows:

	Successor		Predecessor
				Year Ended (a)
($ in millions)	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010	2009	2008	2007
Stock-based compensation expense(a)
Cost of products sold (excluding depreciation and amortization) (b)	$0.5	$0.1	$1.9	$(0.5)	$1.5	$2.5
Selling and administrative expense (c)	1.0	0.2	2.0	1.5	4.8	9.8

Total stock-based compensation expense	$1.5	$0.3	$3.9	$1.0	$6.3	$12.3

(a)	See footnote 1 above.

(b)

For the period from September 28, 2009 to June 15, 2010, stock-based compensation expense included the recognition of $1.5 million related to options vested in the Merger. In 2009, 2008 and 2007, included in stock-based compensation expense (credit) was $(0.7) million, $1.5 million and $0.6 million, respectively, related to exit options for which vesting conditions were modified in 2007 concurrent with Predecessor’s initial public offering. In 2007, stock-based compensation expense also included $1.8 million related to the accelerated vesting of certain stock options concurrent with Predecessor’s initial public offering.

(c)

For the period from September 28, 2009 to June 15, 2010, stock-based compensation expense included the recognition of $1.7 million related to options vested in the Merger. In 2009, 2008 and 2007, stock-based compensation expense included the recognition of $1.5 million, $4.8 million and $1.5 million, respectively, related to exit options for which vesting conditions were modified in 2007 concurrent with Predecessor’s initial public offering. In 2007, non-cash stock-based compensation expense also included $7.8 million related to the accelerated vesting of certain stock options concurrent with Predecessor’s initial public offering.

(3)

In the period from June 16, 2010 to September 30, 2010, cost of products sold included approximately $3.7 million related to the amortization of a fair value adjustment recorded to increase inventory in the purchase price allocation related to the Merger.

(4)

In fiscal 2011 and the period from June 16, 2010 to September 30, 2010, depreciation and amortization expense reflects the impact of changes in the carrying amounts and expected useful lives of depreciable property, plant and equipment and amortizable intangibles. The changes in carrying amount resulted from the purchase price allocation related to the Merger.

(5)	For BWAY Intermediate, selling and administrative expense was $19.5 million for fiscal 2011.

(6)	See footnote 2 above.

(7)	In the period from September 28, 2009 to June 15, 2010, selling and administrative expense, included $0.8 million related to employer payroll taxes associated with stock options settled in the Merger.

(8)

In 2007, selling and administrative expense included approximately $8.0 million related to a management bonus, including employer payroll taxes and related employee benefits, paid upon the successful completion of Predecessor’s initial public offering.

(9)	See Note 16, “Restructuring,” of Notes to Consolidated Financial Statements.

(10)

In the period from June 16, 2010 to September 30, 2010, included in restructuring expense was approximately $0.9 million recorded to adjust a pension withdrawal liability associated with the prior closure of Predecessor’s Franklin Park facility and approximately $0.7 million related to lease costs associated with a warehouse closed associated with the closure of Predecessor’s Brampton facility.

(11)

In the period from September 28, 2009 to June 15, 2010, included in restructuring expense was approximately $0.8 million related to lease costs and approximately $0.6 million related to severance and benefits, each associated with the closure of Predecessor’s Brampton facility. The period also included approximately $0.5 million related to severance and benefits associated with the closure of Predecessor’s Toccoa facility and approximately $0.6 million related to relocation costs associated with Predecessor’s administrative office consolidation initiative.

(12)

In 2009, included in restructuring charge was approximately $3.1 million related to the consolidation of administrative offices and elimination of redundant positions, $1.8 million related to the closure of Predecessor’s Franklin Park and Cleveland facilities in 2008, $0.3 million related to the planned closure of Predecessor’s Brampton facility, $0.3 million related to positions eliminated from Predecessor’s Canadian operations and $0.1 million related to other prior year restructuring plans.

(13)

In 2008, restructuring charge included $6.8 million to close the Franklin Park, Illinois material center, $1.7 million to close the Cleveland, Ohio plastics manufacturing facility, $1.0 million in severance costs for positions eliminated from our Canadian operations and $0.1 million related to prior year restructuring plans.

(14)

These costs consisted primarily of legal and other advisory fees and expenses associated with the Merger. In the period from June 16, 2010 to September 30, 2010, these costs included approximately $5.0 million paid to Deutsche Bank Securities Inc. which acted as financial advisor to Madison Dearborn, for financial advisory services and approximately $5.5 million paid to affiliates of Madison Dearborn for transaction fees and reimbursement of out-of-pocket expenses. In the period from September 28, 2009 to June 15, 2010, these costs included approximately $9.2 million paid to Goldman Sachs for financial advisory fees and reimbursement of out-of-pocket expenses as financial advisor to the transaction committee of Predecessor’s board of directors.

(15)

Business acquisition costs represent acquisition expenses related to the completion of successful business combinations. Beginning after September 27, 2009, accounting guidance prohibits the capitalization of transaction costs and expenses. In 2011, business acquisition costs related to the Plastican and Phoenix Container acquisitions. In the period from June 16, 2010 to September 30, 2010, business acquisition costs related to the acquisition of Plastican. In the period from September 28, 2009 to June 15, 2010, business acquisition costs related to the Ball Plastics acquisition.

(16)

Public offering expense represents costs of our initial public offering. These costs included $2.6 million in professional fees and other costs, a $5.0 million financial advisory agreement termination fee and a $2.0 million advisory services fee.

(17)	In 2011, other included a $1.5 million transaction fee paid to MDP by BWAY Parent in association with the issuance of its PIK Notes.

(18)	In 2011, other expense was $0.7 million for BWAY Intermediate related to miscellaneous income/expenses and gain/loss on foreign currency transactions.

(19)	In 2007, other expense included financial advisory fees paid to Kelso & Company, L.P. (“Kelso”) of $0.4 million.

(20)

Based on our goodwill impairment test as of July 1, 2011, it was determined that the carrying value of our plastic packaging reporting unit exceeded its fair value, resulting in an impairment of goodwill of $124.6 million. See Note 9, “Goodwill and Other Intangible Assets,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

(21)

In the period from September 28, 2009 to June 15, 2010, loss on extinguishment of debt related to Predecessor’s debt refinanced as part of the Merger. The amount included the write-off of $23.3 million of unrecognized original issue discount on the 2014 Notes, the write-off of $7.1 million of unamortized deferred debt issuance costs, tender and consent payments of $28.6 million on the 2014 Notes and approximately $0.9 million of fees and expenses.

(22)

In 2009, loss on extinguishment of debt related to Predecessor’s refinancing of its senior notes which were due in 2010. The notes were refinanced with senior notes due in 2014. Included in loss on extinguishment of debt was a call premium of $3.3 million and the write-off of $1.5 million of unamortized deferred debt issuance costs.

(23)	In 2011, interest expense reflects interest on the PIK Notes, which were issued in October 2010.

(24)	In 2011, for BWAY Intermediate, interest expense was $52.9 million.

(25)	In the periods subsequent to June 15, 2010, interest expense reflects the impact of higher debt and higher weighted-average interest rates associated with debt incurred to finance the Merger.

(26)	In 2011, BWAY Intermediate, benefit for income taxes was $2.4 million.

(27)

In the periods from June 16, 2010 to September 30, 2010 and from September 28, 2009 to June 15, 2010, benefit from income taxes was impacted by certain expenses associated with the Merger and related transactions that were not deductible for income tax purposes.

(28)

In 2008, included in the provision for income taxes was a $2.3 million benefit related to the correction of an error. In 2007, the provision for income taxes certain was affected by certain expenses associated with Predecessor’s initial public offering that were not deductible for income tax purposes.

(29)	For 2011, net loss was $132.6 million for BWAY Intermediate.

(30)

Calculated as net sales less cost of products sold (excluding depreciation and amortization) as a percentage of net sales. See footnotes 2, 3 and 4 above for amounts included in cost of products sold (excluding depreciation and amortization) that could affect the percentage.

(31)

Balance sheet data is as of the period end date. Balance sheet data at September 30, 2010 reflects the impact of the revaluation of the balance sheet to fair value as part of the purchase price allocation associated with the Merger.

(32)	Working capital is current assets less current liabilities. For BWAY Intermediate, working capital was $161.6 million at September 30, 2011.

(33)	For BWAY Intermediate, total assets were $1,237.8 million at September 30, 2011. The balance at September 30, 2010 reflects the impact of the Merger and related transactions.

(34)

Total debt at September 30, 2011 includes gross principal outstanding of $872.0 million less unamortized original issue discount (“OID”) of $8.1 million for BWAY Parent. For BWAY Intermediate gross principal outstanding was $713.6 million less OID of $4.4 million at September 30, 2011. Total debt at September 30, 2010 includes gross principal outstanding of $693.8 million less unamortized OID of $5.1 million. Total debt at September 27, 2009 includes gross principal outstanding on Predecessor’s 2014 Notes of $228.5 million less unamortized OID of $26.5 million. At the end of 2011, 2010, 2009, 2008 and 2007, total debt included capital lease obligations of $10.1 million, $9.9 million, $9.5 million, $0.4 million and $0.2 million, respectively. The increase in capital leases in 2009 related to the acquisition of approximately $10.8 million of capital leases with Central Can.

(35)	For BWAY Intermediate, stockholder’s equity was $155.0 million at September 30, 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data,” as well as with a general understanding of our business as discussed in Item 1, “Business.” References to “Notes to Consolidated Financial Statements” in this discussion and analysis refer to said notes included in Item 8 noted above.

References to years in this discussion refer to our fiscal year, unless the context otherwise indicates a calendar year. Our fiscal year ends September 30. Prior to fiscal 2010, our fiscal year ended on the Sunday closest to September 30. Fiscal 2010 consisted of the periods September 28, 2009 to June 15, 2010 and from June 16, 2010 to September 30, 2010. Fiscal 2009 ended September 27, 2009.

Acquisition of the Company

On June 16, 2010, BWAY Parent, through BWAY Intermediate acquired all of the outstanding capital stock of BWAY Holding, including the settlement of outstanding stock options, for approximately $508.2 million. See “Acquisition of BWAY Holding” under Note 1, “General” of Notes to Consolidated Financial Statements. As a result of the acquisition, our gross debt increased approximately 64% or $270.2 million immediately following the transaction. See “Liquidity and Capital Resources” below for a discussion of the debt increase.

Overview

We believe we are a leading North American manufacturer of general line rigid metal and plastic containers. We estimate that the majority of our 2011 net sales were generated from the sale of products in which we hold a leading market share position.

In 2011, our total net sales were $1.2 billion. Our metal packaging segment generated 59.7% of net sales and our plastic packaging segment generated the remaining 40.3% of net sales. We believe that our metal and plastic packaging products, which as of September 30, 2011, we manufactured in our 23 strategically located facilities located in the United States, Canada and Puerto Rico, are complementary and often serve the same customers.

Our Segments

The markets in which we participate can generally be placed into two broad categories: North American general line rigid metal containers and North American general line rigid plastic containers. For financial reporting purposes, we have identified two reportable business segments: metal packaging and plastic packaging. We differentiate the segments based on the nature of the products which are manufactured from different primary raw materials, generally in separate manufacturing facilities.

Our primary products within each of these segments include:

Metal packaging: General line rigid metal containers made from steel, including paint cans and components, aerosol cans, steel pails, oblong cans, a variety of other specialty cans and ammunition boxes. Our customers use our metal containers to package paint, household and personal care products, automotive after-market products, paint thinners, driveway and deck sealants and other end-use products. In 2011, net sales for this segment were $693.6 million.

Plastic packaging: General line rigid plastic containers made from plastic resin, including injection-molded plastic pails, blow-molded tight-head containers, hybrid and all-plastic paint cans, bottles and drums. Our customers use our plastic container products to package petroleum products, agricultural chemicals, other chemical applications, paint, ink, edible oils, high-solid coatings, roofing mastic, adhesives, driveway sealants and other end-use products. In 2011, net sales for this operating segment were $467.9 million.

Factors Affecting Our Results of Operations

In the first quarter of fiscal 2011, we acquired Plastican and Phoenix Container. In this discussion and analysis, we refer to these acquisitions as the “recent acquisitions.” In the first quarter of fiscal 2010, we acquired Ball Plastics and in the fourth quarter of 2009, we acquired Central Can. Due to the integration of the Ball Plastics and Central Can acquisitions into our existing business and the commonality of customers and products, we are unable to provide a meaningful discussion of their distinct impact in this discussion and analysis.

Revenue

Our revenue primarily consists of net sales, which are revenues generated from products sold to external customers, reduced for customer credits, sales returns and allowances and earned quantity discounts.

Our net sales depend in large part on the varying economic and other conditions of the end-markets affecting our customers. Approximately one-third of our sales are to customers that package products for housing related markets, the largest of which is architectural paint and coatings. Our sales to these customers are affected by changes in those markets. Approximately two-thirds of our sales are to customers that serve a relatively broad range of products and markets, which have historically exhibited steady growth. Demand for our products may change due to changes in general economic conditions, the housing market, consumer confidence, weather, commodity prices, employment and personal income growth, each of which is beyond our control.

We determine selling prices for our metal packaging products primarily based on the cost of steel, coatings and inks and for our plastic packaging products based on the cost of resin, colorant, fitting and labeling. Selling prices for all products are affecting by costs associated with labor, rent, freight, utilities and operating supplies, volume, order size, length of production runs and competition. Our selling prices are generally higher for larger, more complex products.

Historically, we have adjusted selling prices in the metal packaging segment annually around the beginning of each calendar year primarily in conjunction with negotiated changes in raw material costs. However, certain of our steel suppliers have moved from annual pricing to more periodic pricing and, to the extent possible, we have adjusted our selling prices more frequently in. Generally, we adjust selling prices in the plastic packaging segment monthly as the cost of resin fluctuates.

Revenues in each of our segments are seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastic packaging industry during the first quarter of our fiscal year when activity in several of our end markets, most notably the home improvement and repair sector, is generally slower. For example, in the first quarters of 2011 and 2010, net sales were approximately 21% of net sales for the entire fiscal year and the difference between net sales and cost of products sold (excluding depreciation and amortization) was approximately 14% and 21%, respectively, of the difference for the entire fiscal year. These seasonal patterns affect our quarterly operating results and working capital requirements.

Our net sales are also impacted by the pass-through of price changes for steel and plastic resin as permitted in sales agreements with our customers or based on general industry practices. These sales agreements generally contain pass-through mechanisms by which we may recover raw material price increases, although the timing of the recovery may not coincide with when we incur the raw material cost and the amount of the recovery may not equal the increase in raw material costs.

Expenses

Our expenses primarily consist of:

Cost of products sold (excluding depreciation and amortization). These expenses include raw materials, labor and benefits, rent, freight, utilities and operating supplies, repairs and maintenance and other direct and indirect costs associated with the manufacturing process. Cost of products sold is primarily driven by the cost of these items, production volume and the mix of products manufactured. Because we account for our inventories on a first-in-first-out (“FIFO”) basis, cost of products sold may significantly vary by period if there are fluctuations in the cost of our key raw materials (steel and plastic resin). Raw materials are further discussed below.

Depreciation and amortization. These expenses include depreciation of property, plant and equipment and amortization of identifiable intangible assets. Depreciation expense is primarily driven by the acquisition of property, plant and equipment through capital expenditures and business acquisitions, offset by the reduction of assets that become fully depreciated and disposals of equipment, and is generally recognized on a straight-line basis. Depreciation expense may also be affected by additional depreciation due to the shortening of useful lives in association with restructuring plans. Amortization expense is primarily driven by the acquisition of intangible assets and may fluctuate year to year as amortization is recognized in proportion to the cash flows underlying the valuation of the intangibles, which are generally higher at the beginning of the asset’s life.

In the allocation of the purchase price associated with the Merger, we increased the carrying value of amortizable intangible assets by approximately $290.8 million, which affect the amount and timing of future amortization expense.

Restructuring. These expenses include costs related to closing redundant facilities and eliminating redundant positions. Restructuring charges are typically driven by our initiatives to reduce our overall operating costs through facility consolidation and headcount reductions. The expenses include severance and termination benefits, rent and other holding costs on vacated facilities (net of estimated or actual sublease revenue) and costs associated with the removal of equipment. These expenses also include pension withdrawal liabilities related to the termination of employees participating in multiemployer pension plans.

Selling and administrative. These expenses include salaries and incentive compensation for corporate and sales personnel, professional fees, insurance, stock-based compensation expense, rent, bad debt expense and other corporate administrative costs not allocated to cost of products sold. The primary drivers for selling and administrative expense are wage increases, inflation, regulatory compliance, stock-based compensation expense, performance-based incentive compensation and legal, accounting and other professional fees.

Interest. This expense includes interest accruing on our indebtedness, including capital leases, the accretion of debt discount and the amortization of debt issuance costs. Interest expense is affected by changes in average outstanding indebtedness and variable interest rates.

Other, net. These expenses include realized gains and losses from foreign currency transactions, unrealized foreign currency gains and losses, gains and losses from the disposition of property, plant and equipment, gains and losses on derivative instruments not designated as hedges and other non-operating income or expenses.

Raw Materials

Raw materials for the metal packaging segment include tinplate, blackplate and cold rolled steel, various fittings, coatings, inks and compounds. Historically, steel producers implemented annual price changes, generally at the beginning of the calendar year. However, as the cost to produce steel has become more volatile, our suppliers have begun to adjust their prices more frequently, through either price increases or surcharges.

Raw materials for the plastic packaging segment include resin, colorant and fittings. Resin prices generally fluctuate periodically throughout the year. We generally adjust selling prices to our customers for raw material price changes through pass-through mechanisms in our sales agreements, although the timing of the changes may not coincide with when we incur the costs and the amount of the change may not equal the change in our costs.

Historically, we have been able to procure sufficient quantities of raw materials, even during periods of tightened supply, to produce products to meet customer demand. However, we cannot assure that we may be able to do so in the future.

To reduce our overall cost of raw materials, we may periodically purchase additional quantities of steel and resin in advance of price increases, each as may be available.

Other Acquisitions

One of our business objectives is growth through strategic business acquisitions. This objective includes both add-on acquisitions in our core markets and acquisitions offering organic growth. The results of operations related to acquisitions are included in the consolidated financial statements from the date of acquisition.

For a discussion of recent acquisitions, see Note 3, “Recent Acquisitions,” of Notes to Consolidated Financial Statements.

Restructuring Initiatives

From time to time, we undertake certain restructuring initiatives. For a discussion of current restructuring initiatives, see Note 16, “Restructuring,” of Notes to Consolidated Financial Statements.

Results of Operations

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

We exclude depreciation and amortization expense from our presentation of cost of products sold because management excludes it from operating results when evaluating segment and overall performance. Management believes the resulting measurement provides useful information to evaluate the contribution of net sales to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a primary performance measure used by management.

We sometimes refer to periods prior to consummation of the Merger as predecessor periods or to the Company as “Predecessor.” We sometimes refer to the periods from and after the consummation of the Merger as successor periods or to the Company as “Successor.” We have separated our historical financial results into the predecessor and successor periods, which is required under generally accepted accounting principles when there is a change in accounting basis as occurred when purchase accounting was applied to the acquisition of Predecessor following the Merger. Management believes the Merger did not affect the fundamentals of the business and may discuss results of operations for the predecessor and successor periods of 2010 on a combined basis when appropriate. Although management views 2010 on a combined basis for purposes of evaluating operating results, the reader is cautioned that these are considered to be separate periods for financial reporting purposes and they should be evaluated separately as applicable.

Fiscal 2011, Combined Fiscal 2010 and Fiscal 2009

To enhance our analysis of the comparative results of operations for fiscal years 2011, 2010 and 2009, we present the following summary information for net sales and the difference between net sales and cost of products sold (excluding depreciation and amortization) (consolidated and by business segment) on a combined basis for fiscal 2010. The discussion for net sales and the difference between net sales and cost of products sold (excluding depreciation and amortization) for the combined fiscal 2010 represents the mathematical addition of the period from September 28, 2009 to June 15, 2010 (Predecessor) and the period from June 16, 2010 to September 30, 2010 (Successor). We believe the combined discussion is a representation of how management evaluates the business and provides relevant information for investors.

	Successor		Predecessor		Predecessor	Percentage Change
	2011	2010	2010	Combined 2010 (1)	2009	2010 to 2011 (2)	2009 to 2010 (3)
Net sales:
Metal packaging segment	$693.6	$210.3	$445.8	$656.1	$590.1	5.7%	11.2%
Plastic packaging segment	467.9	114.7	260.1	374.8	314.3	24.8	19.2

Total	$1,161.5	$325.0	$705.9	$1,030.9	$904.4	12.7	14.0

Percentage of net sales:
Metal packaging segment	59.7%	64.7%	63.2%	63.6%	65.2%	(6.2)%	(2.5)%
Plastic packaging segment	40.3	35.3	36.8	36.4	34.8	10.8	4.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of products sold:
Metal packaging segment	$558.5	$172.1	$363.7	$535.8	$491.1	4.2%	9.1%
Plastic packaging segment	442.6	103.9	232.6	336.5	264.6	31.5	27.2

Total	$1,001.1	$276.0	$596.3	$872.3	$755.7	14.8	15.4

Difference between net sales and cost of products sold (excluding depreciation and amortization):
Metal packaging segment	$135.1	$38.2	$82.1	$120.3	$99.0	12.3%	21.5%
Plastic packaging segment	25.3	10.8	27.5	38.3	49.7	(33.9)	(22.9)

Total	$160.4	$49.0	$109.6	$158.6	$148.7	1.1	6.7

Percentage difference between net sales and cost of products sold (excluding depreciation and amortization:
Metal packaging segment	19.5%	18.2%	18.4%	18.3%	16.8%	6.2%	9.3%
Plastic packaging segment	5.4	9.4	10.6	10.2	15.8	(47.1)	(35.4)
Consolidated	13.8	15.1	15.5	15.4	16.4	(10.2)	(6.4)

(1)

The combination of Successor and Predecessor periods in 2010 is a non-GAAP measure. We have included the separate periods in this presentation to enable the reconciliation of the information to our GAAP presentation in the condensed consolidated financial statements. We have presented the information on a combined basis to provide a reasonable basis of comparison to 2011. The Merger did not affect the nature of either our business or operations.

(2)

The percentage change is based on the change in 2011 from the combined periods in 2010. The percentage change in 2011 from the Successor period in 2010 would not be meaningful due to the number of days in 2011 (365 days) versus the number of days in the Successor period in 2010 (108 days).

(3)

The percentage change is based on the change in the combined periods in 2010 from 2009. The percentage change in the Predecessor period in 2010 from 2009 would not be meaningful due to the number of days in the Predecessor period in 2010 (258 days) versus the number of days in 2009 (365 days).

Net sales

2011

Consolidated net sales for 2011 increased $0.1 billion, or 12.7% to $1.2 billion. Excluding the impact of recent acquisitions, consolidated net sales increased 2.5% in part, due to higher selling prices related to the timing of the pass-through of higher raw material costs and were partially offset by lower volume of 2.7%.

Net sales for our metal packaging segment increased 5.7% to $693.6 million. Excluding the impact of the recent acquisitions which contributed $33.4 million, metal packaging net sales increased 0.6% primarily due to higher selling prices related to the pass-through of higher raw material costs partially offset by a decrease in volume.

Plastic packaging net sales increased 24.8% to $467.9 million. Excluding the impact of the recent acquisitions, which contributed $71.9 million, plastic packaging net sales increased 5.7% primarily due to the mix of products sold and higher selling prices related to the pass-through of higher raw material costs, partially offset by a decrease in volume.

On an overall basis, the metal packaging segment comprised 59.7% of consolidated net sales in 2011, compared to 63.6% in 2010. Excluding the effect of both plastic and metal segment acquisitions in 2011, the metal packaging segment comprised 62.5% of consolidated net sales in 2011.

2010

The following highlights changes in net sales for 2010 (combined) compared to 2009:

•	Fiscal 2010 net sales increased 14.0% to $1.0 billion,

•	Fiscal 2010 metal packaging net sales increased 11.2% to $656.1 million, and

•	Fiscal 2010 plastic packaging net sales increased 19.2% to $374.8 million.

Metal packaging net sales and plastic packaging net sales each increased from 2009 primarily due to an increase in volume, including volume related to the acquisitions.

Difference between net sales and cost of products sold (excluding depreciation and amortization)

2011

The difference between consolidated net sales and the cost of products sold (excluding depreciation and amortization) as a percentage of net sales decreased to 13.8% in 2011 from 15.2% in 2010. Excluding the impact of the 2011 acquisitions, the difference between net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales decreased to 14.7%. This decrease was primarily attributable to the magnitude of raw material cost increases relative to the pass through effect of such changes on selling prices.

The difference between metal packaging net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales increased to 19.5% from 18.3%. Excluding the impact of recent acquisitions, the difference between net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales increased to 19.9% primarily due to higher selling prices related to the pass-through of higher raw material costs.

The difference between plastic packaging net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales decreased to 5.4% from 10.2%. Excluding the impact of recent acquisitions, the difference between net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales decreased to 6.1% and continues to be adversely impacted by the timing and magnitude of increase in the cost of resin, as selling price increases resulting from the pass-through of resin cost changes lagged the cost increases.

2010

The difference between net sales and the cost of products sold (excluding depreciation and amortization) as a percentage of net sales decreased to 15.2% from 16.5%. Excluding the impact of $3.7 million of amortization of non-cash inventory purchase accounting adjustments and $1.5 million of stock-based compensation recognized due to the Merger, the fiscal 2010 percentage was 15.7%.

In the metal packaging segment, the difference between net sales and the cost of products sold (excluding depreciation and amortization) as a percentage of net sales increased to 18.3% from 16.8%. Excluding the impact of $3.2 million of amortization of non-cash inventory purchase accounting adjustments in fiscal 2010, the fiscal 2010 percentage was 18.8%. The increase was primarily attributable to the effect of higher volume and to benefits from cost reduction and productivity initiatives.

In the plastic packaging segment, the difference between net sales and the cost of products sold (excluding depreciation and amortization) as a percentage of net sales decreased to 10.2% from 15.8%. Excluding the impact of $0.5 million of amortization of non-cash inventory purchase accounting adjustments in fiscal 2010, the fiscal 2010 percentage was 10.4%.

In 2010, higher sales associated with the recent acquisitions and volume, partially offset by productivity and lower spending, contributed to an increase in metal packaging and plastic packaging cost of products sold (excluding depreciation and amortization). Plastic packaging segment cost of products sold (excluding depreciation and amortization) also increased due to higher resin costs. The difference between net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales for the plastic packaging segment was adversely impacted by the timing and magnitude of increases in the cost of resin. Increases in plastic packaging segment selling prices, due to the pass through of resin cost changes, lagged the cost increases.

In the period from June 16, 2010 to September 30, 2010, metal packaging and plastic packaging cost of products sold (excluding depreciation and amortization) included $3.2 million and $0.5 million, respectively, of amortization of non-cash purchase accounting adjustments to inventory.

Corporate undistributed expenses related to cost products sold

Corporate undistributed expenses related to cost of products sold in 2011 and in the Predecessor periods were primarily related to stock-based compensation expense. In 2010, corporate undistributed expenses in cost of products sold included $1.7 million of costs associated with the Merger. In the period from September 28, 2009 to June 15, 2010, we recognized approximately $1.5 million of stock-based compensation expense related to options that vested in the Merger.

In 2009, corporate undistributed expenses included a reduction in previously accrued stock-based compensation of approximately $1.0 million related to the reversal of accrued stock-based compensation on unvested options that were canceled due to employee terminations.

Depreciation and Amortization

	Successor		Predecessor	Combined FY 2010 (1)	Predecessor	FY 2010 to FY 2011 (2)	FY 2009 to FY 2010
($ in millions)	FY 2011	Period from June 16, 2010 to September 2010	Period from September 28, 2009 to June 15, 2010		FY 2009
Depreciation and amortization by segment
Metal packaging	$50.5	$13.8	$16.8	$30.6	$21.3	65.0%	43.7%
Plastic packaging	38.0	7.1	19.1	26.2	22.0	45.0	19.1

Segment depreciation and amortization	88.5	20.9	35.9	56.8	43.3	55.8	31.2
Corporate undistributed expenses	3.4	1.1	1.2	2.3	1.5	47.8	53.3

Consolidated depreciation and amortization	$91.9	$22.0	$37.1	$59.1	$44.8	55.5%	31.9%

Depreciation and amortization expense increased 55.5% primarily due to the revaluation of property, plant and equipment and higher intangible assets subject to amortization, each related to the Merger in the third quarter of 2010, and to a lesser degree, the recent acquisitions.

Excluding the increases associated with the recent acquisitions, amortization expense included in segment depreciation and amortization for 2011 increased $21.9 million for the metal packaging segment and $6.8 million for the plastic packaging segment, each primarily due to the revaluation of property, plant and equipment and higher intangible assets subject to amortization related to the Merger. In 2010, segment depreciation and amortization included additional depreciation associated with restructuring activities of $1.7 million.

In Predecessor 2010, segment depreciation and amortization expense increased due, in part, to higher depreciation and amortization associated with the Central Can acquisition in August 2009 and the Ball Plastics acquisition in October 2009, as well as to $1.7 million of additional depreciation in 2010 associated with restructuring activities ($1.5 million in metal packaging and $0.2 million in plastic packaging). In 2009, metal packaging segment depreciation and amortization included approximately $0.6 million of additional depreciation associated with the restructuring activities.

Selling and Administrative Expense

	Successor		Predecessor		Predecessor
($ in millions)	FY 2011	Period from June 16, 2010 to September 2010	Period from September 28, 2009 to June 15, 2010	Combined FY 2010 (1)	FY 2009	FY 2010 to FY 2011	FY 2009 to FY 2010
Selling and administrative expense by segment
Metal packaging	$4.4	$1.4	$3.1	$4.5	$4.9	(2.2)%	(8.2)%
Plastic packaging	5.3	0.9	2.5	3.4	3.7	55.9	(8.1)

Segment selling and administrative expense	9.7	2.3	5.6	7.9	8.6	22.8	(8.1)
Corporate undistributed expenses	9.8	4.2	11.6	15.8	14.8	(38.0)	6.8

Consolidated selling and administrative expense	$19.5	$6.5	$17.2	$23.7	$23.4	(17.7)%	1.3%

Excluding increases associated with recent acquisitions, segment selling and administrative expense for 2011 decreased 17.8% for the metal packaging segment and remained unchanged for the plastic packaging segment. The decrease in segment selling and administrative expense for the metal packaging segment was primarily due to a decrease in allocated corporate costs, which decreased primarily due to lower bonus expense.

In 2011, corporate undistributed selling and administrative expenses decreased primarily due to $2.6 million of costs associated with the Merger in 2010 and to lower bonus expense in 2011.

In Predecessor 2010, segment selling and administrative expenses decreased primarily due to reduced spending related to cost reduction initiatives, including the division consolidation initiatives implemented in the third quarter of 2009.

In Predecessor 2010, corporate undistributed selling and administrative expense included $1.7 million of stock-based compensation expense related to options that vested in the Merger and $0.8 million of employer payroll tax expense associated with the settlement of stock options in the Merger. Excluding these items associated with the Merger, corporate undistributed selling and administrative expense decreased approximately $3.2 million from fiscal 2009.

Other items

Restructuring. In 2011, restructuring expense included $1.4 million for severance and benefits associated with the elimination of certain salaried positions and $2.0 million related to restructuring initiatives following the Plastican and Phoenix Container acquisitions. Other restructuring expenses in 2011 included on-going holding costs related to previously closed manufacturing facilities. In 2010, restructuring expense included expenses primarily related to the closure of a manufacturing facility.

Interest expense, net. In 2011, interest expense, net increased due to additional debt incurred in June 2010 associated with the Merger. Excluding the PIK notes, debt principal outstanding at September 30, 2011 and September 30, 2010 was $709.2 million and $688.7 million, respectively, and the weighted-average interest rate on the debt was approximately 4.5% and 5.5%, respectively.

For BWAY Parent, the increase in interest expense, net, in 2011 also increased due to the PIK Notes, which were issued in October 2010. Including the PIK notes, debt principal outstanding at September 30, 2011 and September 30, 2010 was $863.9 million and $688.7 million, respectively, and the weighted-average interest rate in the debt was approximately 7.0% (assuming the toggle rate of 10.875% on the PIK Notes) and 5.5%, respectively.

Merger transaction costs. In 2010, for the year-to-date period ended June 15, 2010, we recognized approximately $16.5 million in costs associated with the Merger. The costs consisted primarily of legal and other advisory fees and expenses, including approximately $9.2 million paid to Goldman Sachs, as financial advisor to the transaction committee of Predecessor’s board of directors, for financial advisory services and reimbursement of out-of-pocket expenses. The cost also included $0.5 million related to the settlement of shareholder lawsuit related to the Merger.

Business acquisition costs. In 2011, business acquisition costs are primarily related to expenses associated with the acquisitions of Plastican and Phoenix Container. In 2010, business acquisition costs related to expenses associated with the acquisition of Ball Plastics. Business acquisition costs consist primarily of professional fees and expenses.

Loss on extinguishment of debt. In Predecessor 2010, Predecessor recorded a $59.9 million loss on the extinguishment of debt associated with the refinancing of Predecessor’s senior notes and credit facility in the Transactions. The loss related to the write-off of $23.3 million of unrecognized OID on the 2014 Notes, the write-off of $7.1 million of unamortized deferred debt issuance costs, tender and consent payments of $28.6 million on the 2014 Notes and approximately $0.9 million in fees and expenses.

Other. In 2011, other included foreign exchange gains of approximately $0.2 million, primarily related to the U.S. dollar denominated debt of our Canadian subsidiary. For BWAY Parent, other included an expense of $1.5 million related to a transaction fee paid to affiliates of MDP related to the issuance of the PIK Notes.

Goodwill impairment loss. Following the completion of our annual goodwill impairment test for 2011, we determined that we had an impairment of goodwill in our plastic packaging reporting unit. As such, we recorded a goodwill impairment loss of $124.6 million in the fourth quarter of 2011. The fair value of the reporting unit was estimated using the expected present value of future cash flows, public company trading multiples and recent transaction multiples of packaging companies. Following the Merger we recorded the assets, including goodwill, and liabilities of our metal and plastic packaging reporting units at fair value. During the periods subsequent to the Merger, cash flows of our plastic packaging reporting unit were negatively impacted by lower volume, competitive pricing actions, and the timing and magnitude of changes in the cost of resin and a corresponding lag associated with selling price pass through of cost changes to customers. By the fourth quarter of 2011 it became apparent that these factors would negatively impact future earnings and cash flows of the plastic packaging reporting unit. The goodwill impairment test in the fourth quarter of 2011 considered the effect of these cumulative factors and resulted in the goodwill impairment loss.

Provision for (benefit from) income taxes. In 2011, the effective tax rate benefit for BWAY Parent and BWAY Intermediate, each on a consolidated basis, was approximately 6% and 2%, respectively. The effective tax rate benefit for the periods from June 16, 2010 to September 30, 2010 and September 28, 2009 to June 15, 2010 were approximately 6% and 30%, respectively. For 2011, the effective tax rates were affected by the goodwill impairment loss which was mostly non-deductible and to a lesser degree by certain state tax law and apportionment changes that resulted in additional income tax expense. The effective tax rates in 2010 were impacted by the deductibility of certain expenses incurred in association with the Merger.

Period from June 16, 2010 to September 30, 2010 (Successor 2010)

The following table presents our results of operations for the successor period from June 16, 2010 to September 30, 2010. There was not a comparable period for fiscal year 2009 that has been presented separately in the financial statements:

Successor
($ in millions)	Period from June 16, 2010 to September 30, 2010
Net sales	$325.0
Cost of products sold (excluding depreciation and amortization)	276.0

Difference	49.0

Depreciation and amortization	22.0
Selling and administrative expense	6.5
Restructuring expense	2.2
Interest expense, net	15.8
Merger transaction costs	13.9
Business acquisition costs	0.5

Loss before income taxes	(11.9)
Benefit from income taxes	(0.7)

Net loss	$(11.2)

Accounting guidance for business combinations (or purchase accounting) requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. Increases in the cost basis of property, plant and equipment and identifiable intangibles would result in higher depreciation and amortization expense, respectively. In addition, due to financial transactions completed in connection with the Merger, we experienced other changes in our results of operations for the period following the Merger. There have been no material changes to the business, operations or customer relationships acquired from Predecessor. Those elements included in our results of operations for the period June 16, 2010 to September 30, 2010 that are inconsistent with our results of operations for the period September 28, 2009 to June 15, 2010 are summarized as follows:

•

Cost of products sold (excluding depreciation and amortization) in the period from June 16, 2010 to September 30, 2010 included approximately $3.7 million of amortization of non-cash purchase accounting adjustments to inventory.

•

Depreciation and amortization reflects the depreciation of property, plant and equipment reflecting the change to fair value and remaining useful lives and the amortization of intangibles acquired in the Merger.

•

Interest expense, net, reflects interest expense on higher debt and higher average interest rates following the Merger, including the accretion of OID and amortization of debt issuance costs incurred related to the debt.

•

Merger transaction costs in the period from June 16, 2010 to September 30, 2010 reflect costs assumed by Successor that were incurred because of the Transactions. The amount includes $5.0 million paid to Deutsche Bank Securities Inc., which acted as financial advisor to MDP, for financial advisory services, and approximately $5.5 million paid to affiliates of MDP for transaction fees and the reimbursement of out-of-pocket expenses.

•	The non-deductibility of certain transaction related expenses affected the effective tax rate for the period June 16, 2010 to September 30, 2010.

Period from September 28, 2009 to June 15, 2010 (Predecessor 2010) and Fiscal 2009

The following table presents our results of operations for the period from September 28, 2009 to June 15, 2010 (Predecessor 2010) and fiscal 2009:

	Predecessor
($ in millions)	Predecessor 2010	FY 2009	FY 2009 to Predecessor 2010 (a)
Net sales	$705.9	$904.4	(21.9)%
Cost of products sold (excluding depreciation and amortization)	598.5	755.5	(20.8)

Difference	107.4	148.9	(27.9)

Depreciation and amortization	37.1	44.8	(17.2)
Selling and administrative expense	17.2	23.4	(26.5)
Restructuring expense	3.1	5.6	(44.6)
Interest expense, net	25.2	35.1	(28.2)
Merger transaction costs	16.5	–	NM
Business acquisition costs	0.6	–	NM
Loss on extinguishment of debt	59.9	4.8	NM
Other expense, net	0.6	0.5	20.0

(Loss) income before income taxes	(52.8)	34.7	NM
(Benefit from) provision for income taxes	(15.8)	11.2	NM

Net (loss) income	$(37.0)	$23.5	NM	%

NM—Not Meaningful

(a)	These percentages represent the change from fiscal 2009, which was a full 52-week period, to Predecessor 2010, which was an approximately 37-week period from September 28, 2009 to June 15, 2010.

Seasonality

Our business is seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastic packaging industry during the first quarter of our fiscal year. For example, in each of the first quarters of fiscal 2011 and 2010 our net sales were 21% of total annual net sales and the difference between net sales and the cost of products sold (excluding depreciation and amortization) as a percentage of the total difference was approximately 14% and 21% in the first quarters of fiscal 2011 and 2010, respectively.

Liquidity and Capital Resources

Our gross debt increased approximately 64% or $270.2 million immediately following the Merger. As a result, we are a highly leveraged company and our debt service payments and interest expense have increased significantly. Our large amount of indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities, since a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness, and this may place us at a competitive disadvantage as some of our competitors are less leveraged. Our leverage may make us more vulnerable to a downturn in our business, industry or the economy in general.

In October 2010, BWAY Parent issued $150.0 million aggregate principal amount of 10.125%/10.875% senior PIK toggle notes due November 2015 and used the proceeds primarily to pay a cash dividend to its stockholders. In December 2010, we borrowed an additional $25.0 million on the Term Loan, a portion of which was used to fund our $40.1 million acquisition of Phoenix Container.

In February 2011, we amended our credit agreement to among other things, lower interest rates and remove certain restrictive covenants.

In November 2011, we made a $35.0 million voluntary repayment of credit facility borrowing. For a discussion of the Company’s long-term debt, see Note 7, “Long-Term Debt,” of Notes to Consolidated Financial Statements. At September 30, 2011, we were in compliance with our debt covenants. With certain exceptions, our long-term debt arrangements prohibit us from paying cash dividends, including cash dividends from BWAY Holding to either BWAY Intermediate or BWAY Parent.

In 2011, weighted-average daily Revolver borrowings were $11.6 million.

At September 30, 2011, we had $69.8 million available to borrow under the Revolver and we had $83.3 million of cash on hand. In addition, we had outstanding borrowings of $508.6 million under the senior secured credit facilities that were subject to variable interest rates at a weighted-average borrowing rate of 4.5%. At September 30, 2011 there were no outstanding borrowings under the Revolver. Revolver borrowings, if outstanding at September 30, 2011, would have been subject to a variable interest rate of 5.0%.

At September 30, 2011, we had an interest rate swap arrangement with a notional amount of $142.5 million. The swap requires us to pay a fixed rate of 1.88% and receive a floating rate of LIBOR subject to a floor of 1.75%. We did not apply hedge accounting treatment on the arrangement and future results of operations through the maturity in August 2012 will be affected by changes in the fair value of the instrument.

In 2011 and 2010, we used $52.2 million and $32.3 million of cash, net of cash acquired, for business acquisitions.

In 2011, we had capital expenditures of $36.8 million. In 2010, we had capital expenditures of $24.5 million. The increase in capital spending is primarily due to capital projects associated with the recent acquisitions, an ERP system implementation and certain company consolidation initiatives.

We expect cash on hand, cash provided by operations and borrowings available under revolving credit facilities to provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt, in the next 12 months. We expect to use cash provided by operations in excess of amounts needed for capital expenditures and required debt repayments to reduce our debt, to fund potential acquisitions or for other general corporate purposes. However, our ability to fund future operating expenses, capital expenditures, potential acquisitions or other general purposes and our ability to make scheduled interest and principal payments on our debt will depend on future operating performance, which will be affected by general economic, financial and other factors beyond our control.

In addition, the current global economic crisis has created volatility in the equity and credit markets and many financial and other institutions continue to experience financial uncertainty. Neither our access to nor the value of our cash equivalents have been negatively affected by the recent liquidity problems of financial institutions. Although it is not possible to predict how financial markets and general economic conditions may affect our financial position, results of operations and/or cash flows, failures of financial and other institutions could impact our customers’ ability to pay us, could reduce amounts available under the senior secured credit facilities, could cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and could restrict our access to the equity and credit markets. Continued uncertainty in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing if we need to raise additional liquidity. We would experience liquidity problems if we were unable to obtain sufficient additional financing when our debt becomes due, or we otherwise need additional liquidity. Adverse economic conditions, increased competition or other unfavorable events also could affect our liquidity.

Senior Notes of BWAY Holding

In connection with financing the Merger, we issued $205.0 million in aggregate principal amount of 10% senior notes due 2018. See “Senior Notes of BWAY Holding” under Note 7, “Long-Term Debt,” of Notes to the

Consolidated Financial Statements. The proceeds of the 2018 Notes were used, in part, to extinguish Predecessor’s 10% senior notes with an aggregate principal amount of $228.5 million due 2014. Interest on the 2018 Notes is payable semi-annually in arrears on June 15 and December 15, beginning on December 15, 2010. The 2018 Notes mature on June 15, 2018.

The 2018 Notes, issued by Merger Sub and assumed by BWAY Holding in the Merger, are guaranteed on an unsecured senior basis by BWAY Intermediate and the existing and future domestic subsidiaries of BWAY Holding. BWAY Intermediate and BWAY Holding are both holding companies without independent operations and are dependent on BWAY and its subsidiaries to generate sufficient cash to service the debt. If BWAY Holding cannot make any payment on the 2018 Notes, the guarantors of the 2018 Notes must make the payment instead.

In the event of certain change in control events specified in the 2018 Notes Indenture, BWAY Holding must offer to repurchase all or a portion of the notes at 101% of the principal amount of the 2018 Notes on the date of purchase, plus any accrued and unpaid interest to the date of repurchase.

The 2018 Notes Indenture restricts BWAY Holding’s (and most or all of BWAY Holding’s subsidiaries’) ability to incur additional debt; pay dividends or make other distributions on our capital stock or repurchase our capital stock or subordinated indebtedness; make investments or other specified restricted payments; create liens; sell assets and subsidiary stock; enter into transactions with affiliates; and enter into mergers, consolidations and sales of substantially all assets.

Senior Secured Credit Facilities

In February 2011, we entered into an amended and restated credit agreement dated as of February 23, 2011, among BWAY Intermediate, BWAY Holding, ICL Industrial Containers ULC (“ICL”) and various lenders (the “Credit Agreement”). The agreement amended an original credit agreement dated as of June 16, 2010, which was entered into in connection with the Merger (the “Original Credit Agreement”). Under the agreement, BWAY Holding is the “U.S. Borrower” and ICL is the “Canadian Borrower.”

As of the amendment date, the facility consisted of a U.S. Borrower $470.7 million term loan (“B Term Loan”) and a Canadian Borrower $41.8 million term loan (“C Term Loan”), (collectively, the “Term Loans”). The facility also provided the U.S. Borrower with a $70.0 million revolver and the Canadian Borrower with a $5.0 million revolver, (collectively, the “Revolvers” and together with the Term Loans, the “Senior Secured Credit Facilities”). As amended, the Term Loans will mature on February 23, 2018 and the Revolvers will mature on February 23, 2016. The February 2011 amendment provided for, among other things, lower interest rates and the elimination or easing of certain restrictive covenants.

The Original Credit Agreement provided Term Loans of $490.0 million and Revolvers of $75.0 million. The original Term Loans were issued with an OID of $2.5 million and the original Revolvers were issued with an OID of $1.5 million. In December 2010, the U.S. Borrower borrowed an additional $25.0 million term loan, which was issued with an OID of $0.1 million. We are accreting OID on the Term Loans to interest expense using the effective interest method. OID on the Revolvers is included in deferred debt issuance costs, and we are amortizing it to interest expense on a straight-line basis. As of the amendment date, unaccreted OID on the Term Loans was $2.3 million.

Interest accrues on the Senior Secured Credit Facilities, (i) that are denominated in U.S. dollars at a rate equal to the LIBO Rate or the Base Rate, plus the Applicable Margin and (ii) that are denominated in Canadian dollars at a rate equal to the Canadian Prime Tate, plus the Applicable Margin. LIBO Rate, Base Rate, Canadian Prime Rate and Applicable Margin are defined in the Credit Agreement. The LIBO Rate is subject to a 1.25% floor and each of the Base Rate and the Canadian Prime Rate is subject to a 2.25% floor.

For Term Loan borrowings, the Applicable Margin on Base Rate loans is equal to 2.25% and on LIBO Rate loans is equal to 3.25%. For Revolver borrowings, the Applicable Margin is equal to 2.75% for Base Rate or Canadian Prime Rate borrowings and 3.75% for LIBO Rate or Bankers’ Acceptance borrowings. The Applicable Margin may be reduced based on our “consolidated senior secured net leverage ratio” or “consolidated total net leverage ratio,” respectively, each as defined in the Credit Agreement.

A portion of the Revolver is available for the issuance of standby letters of credit and any such issuance will reduce the amount available to borrow under the Revolver. At September 30, 2011, there were issued standby letters of credit of $5.2 million which reduced our Revolver availability to $69.8 million. There were no outstanding Revolver borrowings at September 30, 2011 or September 30, 2010. At September 30, 2011, the variable interest rate at which we could have borrowed on the Revolvers was 5.0%.

The obligations of BWAY Holding under the Senior Secured Credit Facilities are guaranteed by BWAY Intermediate and by BWAY Holding’s direct and indirect domestic restricted subsidiaries, and the obligations of ICL under the Senior Secured Credit Facilities are guaranteed by BWAY Intermediate, BWAY Holding and BWAY Holding’s direct and indirect domestic and Canadian restricted subsidiaries (other than ICL, which is the primary obligor). BWAY Parent is neither a party to the Credit Agreement nor a guarantor for the Senior Secured Credit Facilities.

The obligations of BWAY Holding under the Senior Secured Credit Facilities are secured by a first priority perfected security interest (subject to permitted liens) in (i) all stock, other equity interests and promissory notes owned by BWAY Intermediate, BWAY Holding and BWAY Holding’s domestic restricted subsidiaries, except that not more than 65% of the total outstanding voting stock of any first-tier “controlled foreign corporation” (within the meaning of Section 957 of the U.S. Internal Revenue Code of 1986, as amended, the “IRC”) shall be required to be pledged and (ii) substantially all other tangible and intangible assets owned by BWAY Intermediate, BWAY Holding and BWAY Holding’s domestic restricted subsidiaries.

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

BWAY Intermediate is subject to a Maximum Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) of 7.25 through December 31, 2012. The maximum ratio decreases to 6.75 following the quarter ending December 31, 2012 and decreases to 6.25 following the quarter ending December 31, 2013, where it remains through maturity. The ratio is tested as of the end of each quarter based on the four consecutive quarters then ended. BWAY Intermediate’s Consolidated Total Net Leverage Ratio was 4.4 for the period ending September 30, 2011.

At September 30, 2011, BWAY Intermediate and its subsidiaries were in compliance with applicable financial covenants contained in the Credit Agreement.

Cash Flow Information

Summary of cash flows and changes in cash and cash equivalents for fiscal years ended September 30, 2011, September 30, 2010 and September 27, 2009

	BWAY Parent
	Successor		Predecessor		Predecessor
($ in millions)	2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010	Combined 2010 (1)	2009	FY 2010 to FY 2011 (2)	FY 2009 to FY 2010
Cash provided by operating activities	$90.6	$63.4	$2.1	$65.5	$71.3	38.3%	(8.1)%
Cash used in investing activities	(88.9)	(514.6)	(50.0)	(564.6)	(46.2)	(84.3)	NM
Cash (used in) provided by financing activities	(19.7)	502.2	9.5	511.7	(25.9)	NM	NM
Effect of exchange rate changes	–	(0.6)	0.6	–	(2.6)	NM	100.0

Net (decrease) increase in cash and cash equivalents	$(18.0)	$50.4	$(37.8)	$12.6	$(3.4)	NM	NM

Cash and cash equivalents, end of period	$83.3	$101.3	$50.9	$101.3	$88.7	(17.8)%	14.2%

	BWAY Intermediate
	Successor		Predecessor		Predecessor
($ in millions)	2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010	Combined 2010 (1)	2009	FY 2010 to FY 2011	FY 2009 to FY 2010
Cash provided by operating activities	$91.9	$63.4	$2.1	$65.5	$71.3	40.3%	(8.1)%
Cash used in investing activities	(88.9)	(514.6)	(50.0)	(564.6)	(46.2)	(84.3)	NM
Cash (used in) provided by financing activities	(21.8)	502.2	9.5	511.7	(25.9)	NM	NM
Effect of exchange rate changes	–	(0.6)	0.6	–	(2.6)	NM	100.0

Net (decrease) increase in cash and cash equivalents	$(18.8)	$50.4	$(37.8)	$12.6	$(3.4)	NM	NM

Cash and cash equivalents, end of period	$82.5	$101.3	$50.9	$101.3	$88.7	(18.6)%	14.2%

NM—Not Meaningful

Operating Activities

In 2011, cash provided by operating activities increased $25.1 million ($26.4 million for BWAY Intermediate) compared to 2010. In 2010, operating activities, excluding related tax benefits, included the use of approximately $30.8 million in transaction and debt extinguishment costs associated with the Merger. Excluding the impact of these costs, cash provided by operating activities decreased in 2011 compared to 2010 primarily due to an increase in interest payments of $12.6 million, partially offset by an increase in cash used for primary working capital. We define primary working capital as the sum of accounts receivable and inventories less accounts payable. The increase in interest payments in 2011 is primarily related to the increase in debt in 2010 associated with the Merger. In 2011, cash provided by operating activities related to primary working capital was $9.9 million compared to $2.3 million in 2010.

Investing Activities

Cash used in investing activities decreased $475.7 million in 2011 as compared to 2010. In 2010, we used $508.2 million of cash to acquire BWAY Holding. In 2011, we used $52.2 million to acquire certain businesses, including Plastican and Phoenix Container, compared to $32.3 million in 2010 to acquire Ball Plastics. Capital spending in 2011 increased $12.3 million compared to 2010, primarily due to capital projects associated with the recent acquisitions, an ERP system implementation and to certain company consolidation initiatives.

Financing Activities

In 2011, cash provided by financing activities included the use of cash of $33.2 million to repay, at closing, debt assumed in the recent acquisitions. Excluding this use of cash and amounts specific to BWAY Parent, financing activities provided cash of $13.5 million in 2011. In 2010, cash provided by financing activities included net proceeds of $236.9 million from refinancing Predecessor’s debt, $293.8 million from the issuance of stock related to the equity investment of MDP and certain members of management and approximately $15.0 million in excess tax benefits related to stock options, partially offset by the use of $27.1 million related to deferred debt issuance cost on the debt refinancing. In 2011, BWAY Intermediate paid approximately $6.9 million in debt issuance costs associated with the amendment of the Senior Secured Credit Facilities and with the registration of the 2018 Notes.

In 2011, we borrowed an additional $25.0 million under the Senior Secured Credit Facilities to fund, in part, the recent acquisitions. In 2011, we made net debt repayments of $5.1 million versus $6.6 million in 2010 (excluding amounts related to the Merger).

For BWAY Parent, financing activities included net proceeds of $145.5 million provided from the issuance of PIK Notes. Financing activities also included the use of cash of $138.4 million related to a dividend paid to stockholders and $5.0 million used to pay debt issuance costs associated with the PIK Notes.

Market Risk

We have certain variable rate debt that exposes our cash flows and earnings to the market risk of interest rate changes. The Senior Secured Credit Facilities bear interest at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. At September 30, 2011, we had borrowings of approximately $508.6 million exposed to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce income before income taxes by approximately $5.1 million.

Foreign Currency Exchange Rate Risk

Our reporting currency is the U.S. dollar. Fluctuations in the Canadian dollar relative to the U.S. dollar can affect our reported financial position, results of operations and cash flows. In each of 2011 and 2010, approximately 7% and 8%, respectively, of net sales were to customers located in Canada. Excluding purchases denominated in Canadian dollars, which we generally funded through our Canadian operations, other purchases denominated in foreign currencies were not significant. We do not believe exchange rate changes related to such purchases expose us to a significant foreign currency exchange rate risk.

Following the Merger, our Canadian subsidiary became the obligor on $42.0 million of the Senior Secured Credit Facilities. The $42.0 million is denominated in U.S. dollars. Interest and principal on the debt are payable in U.S. dollars. To the extent our Canadian subsidiary does not have sufficient U.S. dollars on hand for purchases denominated in U.S. dollars and debt service on the U.S. dollar denominated debt, our Canadian subsidiary could be exposed to the risk of unfavorable foreign currency exchange rates of Canadian dollars relative to the U.S. dollar.

Off-Balance Sheet Arrangements

At September 30, 2011, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.2 million, primarily in favor of our workers’ compensation insurers.

At September 30, 2011, we were party to an interest rate swap arrangement with a notional amount of $142.5 million. Under the terms of the swap agreement, a quarterly net settlement is made for the difference between the fixed rate of 1.88% per annum and the variable rate, subject to a floor of 1.75%, based upon the three-month LIBOR on the notional amount. At September 30, 2011, the fair value of the arrangement was a liability of $0.1 million, which was recorded in other liabilities in the condensed consolidated financial statements. The arrangement will mature in August 2012.

We also lease certain facilities and equipment under operating leases. Under current accounting guidance for operating leases, we are not required to recognize minimum lease payment liabilities or the underlying leased asset on the balance sheet. Expenditures for minimum lease payments with respect to operating leases are included in operating cash flows in the statement of cash flows and, other than as related to leases on restructured facilities or equipment, are recorded in the statement of operations as rent expense in cost of products sold and selling and administrative expense, as applicable. As summarized in the table of contractual obligations in the following section, at September 30, 2011, we had future cash commitments for minimum lease payments under operating leases of approximately $79.0 million.

Contractual Obligations and Commercial Commitments

Significant contractual obligations at September 30, 2011:

($ in millions)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations
Long-term debt obligations (1)
10% senior notes due 2018	$205.0	$–	$–	$–	$205.0
Variable rate term loans (2)	508.6	5.1	10.3	10.2	483.0
Interest commitments on senior notes	143.5	20.5	41.0	41.0	41.0
Interest commitments on credit facility (3)	–	–	–	–	–
Capital lease obligations(4)	14.6	1.6	3.1	2.6	7.3
Operating lease obligations(4)	79.0	13.9	22.3	19.1	23.7
Pension withdrawal obligations (5)	7.0	0.4	0.7	0.8	5.1
Other obligations (6)	97.1	2.8	5.7	5.9	82.7

Total for BWAY Intermediate	1,054.8	44.3	83.1	79.6	847.8
10.125%/10.8755 senior PIK toggle notes (7)	158.4	–	–	158.4	–

Total for BWAY Parent	$1,213.2	$44.3	$83.1	$238.0	$847.8

(1)

In November 2011, we made a $35.0 million voluntary prepayment of the term loans, which will impact the timing of future repayments. For a discussion of our long-term debt, including the impact of the prepayment on future scheduled repayments, see Note 7, “Long-Term Debt,” of Notes to Consolidated Financial Statements.

(2)

In the event of a continuing event of default (as defined in the credit facility agreement), the agent could declare outstanding borrowings immediately due and payable and/or may terminate any future borrowings under the facility. At September 30, 2011, we had $69.8 million available under revolving credit facilities.

(3)

The table does not include interest payable on variable rate credit facility borrowings. Interest is generally payable quarterly. At September 30, 2011, we had outstanding credit facility borrowings of approximately $508.6 million that were subject to variable interest rates at a weighted-average borrowing rate of 4.5%.

(4)	For a discussion of our lease commitments, see Note 13, “Lease Commitments,” of Notes to Consolidated Financial Statements.
(5)

Represents repayment obligations to satisfy employer withdrawal liabilities associated with unfunded benefit obligations of union sponsored multiemployer pension plans. The obligation is related to a facility closed in 2008. At September 30, 2011, we had an accrued obligation of $4.4 million. The difference of $2.6 million as shown in the table is for interest. For additional information, see “Multiemployer Pension Plans” under Note 14, “Employee Benefit Obligations,” of Notes to Consolidated Financial Statements.

(6)

Other obligations include estimated future payments related to supplemental executive retirement benefit obligations for certain retired executives, pension liabilities and other postretirement benefits. The amounts shown in the table are the maximum future benefit payments subject to certain actuarial assumptions regarding life expectancy, which differ from the actuarially determined liability related to these obligations recorded in the financial statements. The current and long-term actuarially determined amounts are included in our consolidated balance sheets in “Other Current Liabilities” and “Other Liabilities,” respectively.

(7)

For a discussion of the these notes, see “Senior PIK Toggle Notes of BWAY Parent” in Note 7, “Long-Term Debt,” of Notes to Consolidated Financial Statements. The amount shown represents the amount outstanding at September 30, 2011. BWAY Parent does not have the ability to pay semi-annual cash interest on the notes and is accruing interest at the 10.875% toggle rate. BWAY Parent expects to satisfy its semi-annual interest obligations by paying interest in-kind through the issuance of additional notes. At September 30, 2011, accrued interest on these notes was $7.2 million. Assuming all future interest payments are made in-kind (excluding interest paid at maturity), we estimate PIK Notes outstanding at maturity of $241.9 million.

Effect of Inflation

Historically, in certain circumstances, we have been able to pass through price increases in our primary raw materials (steel and resin) to our customers. Although we generally have been able to increase the price of our products to reflect increases in the price of these raw materials, we may not be able to do so in the future. The timing of such increases in the selling price of our products may not coincide with the timing of raw materials price increases, nor may our ability to increase the selling prices of our products allow us to fully compensate for such increased raw materials prices in all cases. However, we believe that inflation in the near term will not have a material adverse impact on us.

Accounting Policies and New Accounting Pronouncements

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which often requires the judgment of management in the selection and application of certain accounting principles and methods. We believe that the quality and reasonableness of our most critical policies enable the fair presentation of our financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that expands the required disclosures for comprehensive income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Other than changing the presentation of comprehensive income, we do not expect this guidance, when adopted, to have a significant impact on our consolidated financial statements.

In September 2011, the FASB issued authoritative guidance that provides an entity with an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of a reporting unit is less than its carrying value. If the entity determines that the fair value of the reporting unit is less than its carrying value then performing the two step impairment test is unnecessary. However, if the entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. This guidance is effective for annual reporting periods ending after December 15, 2011. Other than assessing qualitative factors related to existing events or circumstances, we do not expect this guidance, when adopted, to have a significant impact on our consolidated financial statements.

In September 2011, the FASB issued authoritative guidance that requires additional quantitative and qualitative disclosures for employers who provide multiemployer pension plans and multiemployer other postretirement benefit plans. This guidance is effective for annual reporting periods ending after December 15, 2011. Other than presenting the additional disclosures for multiemployer plans, we do not expect this guidance, when adopted, to have a significant impact on our consolidated financial statements.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the most critical accounting policies upon which our financial status depends. These critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most critical accounting policies are as follows:

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, our products have been shipped and title and risk of loss have passed, the sales amount is fixed or determinable and collectability of the amount billed is reasonably assured. We record provisions for discounts, returns, allowances, customer rebates and other adjustments in the same period as the related revenues are recorded. We do not engage in revenue arrangements with multiple deliverables.

Inventories

Inventories are valued at the lower of cost or market, using the FIFO method. Inventories are recorded net of reserves for excess or obsolete inventory, which are based on the age of inventory and our estimate of the likelihood the cost of inventory will be recovered based on forecasted demand and probable selling price.

Accrued Rebates

We provide volume rebates on certain products to our customers. We accrue a provision for these rebates, which is recognized as a reduction of net sales, in the period in which revenue is recognized. Accrued rebates may be settled in cash or as a credit against customer accounts receivable.

Goodwill and Other Intangible Assets

Our intangible assets consist of identifiable intangibles (trade names and customer relationships) and goodwill. We amortize finite-lived, identifiable intangible assets over their remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value. Finite-lived, identifiable intangible assets are also tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill is not amortized, but tested for impairment at least annually in the fiscal fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, the business climate, competition or a planned sale or disposition of a significant portion of the business, among other factors.

We have two reporting units that have goodwill: metal packaging and plastic packaging. Fair value estimates are based on discounted future cash flows and market multiples. The goodwill impairment test involves two steps. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. For purposes of the first test, the fair value of a reporting unit determined in a prior fiscal year may be carried forward under certain circumstances. If the carrying value of a reporting unit exceeds its fair value, however, a second step is required to determine the amount of the impairment charge, if any. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its implied fair value. Goodwill was revalued effective as of June 16, 2010 as part of purchase accounting for the Merger.

We perform the annual goodwill impairment test as of July 1. Based on the impairment tests performed in fiscal 2010 and 2009, it was determined that there was no impairment of goodwill. However, based on our impairment test as of July 1, 2011, it was determined that the carrying value of our plastic packaging reporting unit exceeded its fair value, resulting in an impairment of goodwill of $124.6 million. The decline in the fair value of our plastic packaging reporting unit is primarily attributable to lower than expected cash flows relative to the discounted cash flow assumptions we made in the Merger. These lower cash flows were a result of lower than expected volumes as a result of increased competition, as well as higher raw material costs that we were unable to immediately pass along to our customers. Unless an event occurs that would require us to test goodwill in an interim period, the next impairment test is scheduled to occur on July 1, 2012, for fiscal 2012.

Recoverability when testing finite-lived, identifiable intangible assets is measured by comparing the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If the asset group is considered impaired, the impairment to be recognized would be equal to the amount by which the carrying amount of the asset group exceeded its fair value.

Income Taxes

The provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities result from deductible or taxable amounts in future years when such assets and liabilities are recovered or settled and are measured using the enacted tax rates and laws that are expected to be in effect when the assets and liabilities are recovered or settled.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the expected amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, we have also recognized associated interest and penalties.

Business Combinations

Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair value of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded in our results of operations.

Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as termination and exit costs pursuant to ASC 420, “Exit or Disposal Cost Obligations,” and, as noted above, are accounted for separately from the business combination. A liability for a cost associated with an exit or disposal activity is recognized and measured at its fair value in the statements of operations in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our results of operations and financial position in the period the revision is made.

For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period (up to one year from the acquisition date) in order to obtain sufficient information to assess whether we include these contingencies as a part of the purchase price allocation and, if so, to determine the estimated amounts.

If we determine that a pre-acquisition contingency is probable in nature and estimable as of the acquisition date, we record our best estimate for such a contingency as a part of the preliminary purchase price allocation. We generally would continue to gather information for and evaluate any pre-acquisition contingencies throughout the measurement period and if we would make changes to the amounts recorded or if we identified additional pre-acquisition contingencies during the measurement period, such amounts would be included in the purchase price allocation during the measurement period and, after the measurement period would be included in our results of operations.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw material (primarily steel and plastic resin) and energy (primary electricity and natural gas) used in our manufacturing process.

Environmental Matters

For a discussion of contingencies related to environmental matters, see Item 1, “Business—Environmental, Health and Safety Matters.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Except as noted below, we do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge commodity price risk, interest rate risk or exchange rate risk or for trading purposes.

Prior to the amendment of the Senior Secured Credit Facilities in February 2011, we were required to have a certain portion of our debt at fixed interest rates. We satisfied the requirement by entering into an interest rate swap arrangement with a two year term. At September 30, 2011, the interest rate swap arrangement with a notional amount of $142.5 million remained in effect. The swap requires us to pay a fixed rate of 1.88% and receive a floating rate of LIBOR subject to a floor of 1.75%. We did not apply hedge accounting treatment on the arrangement and future results of operations through the maturity date will be affected by changes in the fair value of the instrument.

For a discussion of interest rate risk and its relation to our indebtedness, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” which is incorporated herein by reference.

Our business is exposed to variations in prices of raw materials and energy. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commodity Risk,” which is incorporated herein by reference.

Our purchases from foreign suppliers in transactions denominated in foreign currencies are not significant. We do not believe exchange rate changes related to fluctuations in the value of these foreign currencies in relation to the U.S. dollar expose us to a significant market risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BWAY Parent Company, Inc.:

We have audited the accompanying consolidated balance sheets of BWAY Parent Company Inc. and subsidiaries (the “Company”), as of September 30, 2011 and 2010 (Successor), and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for the year ended September 30, 2011, for the period from June 16, 2010 to September 30, 2010 (Successor), and for the period from September 28, 2009 to June 15, 2010, and for the year ended September 27, 2009 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such Successor consolidated financial statements present fairly, in all material respects, the financial position of the Company (Successor) at September 30, 2011 and 2010, and the results of its operations and cash flows for the year ended September 30, 2011, and for the period from June 16, 2010 to September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Further in our opinion, such Predecessor consolidated financial statements present fairly, in all material respects, the results of the Company’s (Predecessor) operations and cash flows for the period from September 28, 2009 to June 15, 2010, and for the year ended September 27, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, in 2010 the Company changed its method of accounting for business combinations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 19, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

December 19, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

BWAY Intermediate Company, Inc.:

We have audited the accompanying consolidated balance sheets of BWAY Intermediate Company Inc. and subsidiaries (the “Company”), as of September 30, 2011 and 2010 (Successor), and the related consolidated statements of operations and comprehensive (loss) income, stockholder’s (deficit) equity, and cash flows for the year ended September 30, 2011, for the period from June 16, 2010 to September 30, 2010 (Successor), and for the period from September 28, 2009 to June 15, 2010, and for the year ended September 27, 2009 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such Successor consolidated financial statements present fairly, in all material respects, the financial position of the Company (Successor) at September 30, 2011 and 2010, and the results of its operations and cash flows for the year ended September 30, 2011, and for the period from June 16, 2010 to September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Further in our opinion, such Predecessor consolidated financial statements present fairly, in all material respects, the results of the Company’s (Predecessor) operations and cash flows for the period from September 28, 2009 to June 15, 2010, and for the year ended September 27, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, in 2010 the Company changed its method of accounting for business combinations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 19, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
December 19, 2011

CONSOLIDATED BALANCE SHEETS

BWAY Parent Company, Inc. and Subsidiaries

	September 30
($ in millions, except per share data)	2011	2010
Assets
Current assets
Cash and cash equivalents	$83.3	$101.3
Accounts receivable, net of allowance for doubtful accounts of $0.8 in 2011 and $0.5 in 2010	116.8	121.0
Inventories, net	117.2	106.1
Other current assets	26.4	26.5

Total current assets	343.7	354.9
Property, plant and equipment, net	175.8	163.7
Goodwill	307.3	407.4
Other intangible assets, net	380.0	405.9
Other assets	35.6	31.1

Total assets	$1,242.4	$1,363.0

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$125.9	$133.1
Other current liabilities	50.6	54.0
Current portion of long-term debt	5.1	4.9

Total current liabilities	181.6	192.0
Long-term debt	858.8	683.8
Deferred tax liabilities	149.5	158.4
Other liabilities	55.2	47.2

Total liabilities	1,245.1	1,081.4

Commitments and contingencies (Note 18)

Stockholders’ (deficit) equity
Common stock, $0.01 par value, authorized 40,000,000 shares; issued and outstanding 29,364,465 shares in 2011 and 29,375,165 shares in 2010	0.3	0.3
Additional paid-in capital	156.8	293.8
Accumulated deficit	(155.9)	(11.2)
Accumulated other comprehensive loss	(3.9)	(1.3)

Total stockholders’ (deficit) equity	(2.7)	281.6

Total liabilities and stockholders’ (deficit) equity	$1,242.4	$1,363.0

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

BWAY Parent Company, Inc. and Subsidiaries (and Predecessor)

	Successor		Predecessor
($ in millions)	Year Ended September 30, 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010	Year Ended September 27, 2009
Net sales	$1,161.5	$325.0	$705.9	$904.4
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	1,001.6	276.0	598.5	755.5
Depreciation and amortization	91.9	22.0	37.1	44.8
Selling and administrative	20.0	6.5	17.2	23.4
Restructuring	4.3	2.2	3.1	5.6
Interest	70.2	15.8	25.2	35.1
Merger transaction	–	13.9	16.5	–
Business acquisition	1.0	0.5	0.6	–
Loss on extinguishment of debt	–	–	59.9	4.8
Other	2.2	–	0.6	0.5
Goodwill impairment loss	124.6	–	–	–

Total costs and expenses	1,315.8	336.9	758.7	869.7

(Loss) income before income taxes	(154.3)	(11.9)	(52.8)	34.7
(Benefit from) provision for income taxes	(9.6)	(0.7)	(15.8)	11.2

Net (loss) income	$(144.7)	$(11.2)	$(37.0)	$23.5

Other comprehensive (loss) income
Foreign currency translation adjustments	$(0.4)	$–	$1.5	$(1.1)
Pension and other postretirement prior service cost and actuarial loss	(3.6)	(2.0)	(0.5)	(3.2)
Benefit from income taxes	1.4	0.7	0.2	1.2

Other comprehensive (loss) income, net of tax	(2.6)	(1.3)	1.2	(3.1)

Total comprehensive (loss) income	$(147.3)	$(12.5)	$(35.8)	$20.4

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

BWAY Parent Company, Inc. and Subsidiaries (and Predecessor)

($ in millions)	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Successor
Issuance of common stock	29,378,165	$0.3	$293.5	$–	$–	$293.8
Repurchase and cancellation of stock	(3,000)	–	–	–	–	–
Stock-based compensation expense		–	0.3	–	–	0.3
Net loss		–	–	(11.2)	–	(11.2)
Other comprehensive loss		–	–	–	(1.3)	(1.3)

Balance, September 30, 2010	29,375,165	0.3	293.8	(11.2)	(1.3)	281.6
Repurchase and cancellation of stock	(10,700)	–	(0.1)	–	–	(0.1)
Stock-based compensation expense		–	1.5	–	–	1.5
Cash dividend paid to stockholders		–	(138.4)	–	–	(138.4)
Net loss		–	–	(144.7)	–	(144.7)
Other comprehensive loss		–	–	–	(2.6)	(2.6)

Balance, September 30, 2011	29,364,465	$0.3	$156.8	$(155.9)	$(3.9)	$(2.7)

Predecessor
Balance, September 28, 2008	21,860,650	$0.2	$133.7	$40.5	$(0.7)	$173.7
Shares issued:
Stock option exercises	291,338	–	2.1	–	–	2.1
Director compensation	46,730	–	0.2	–	–	0.2
Excess tax benefit related to share-based payments		–	0.6	–	–	0.6
Stock-based compensation expense		–	1.0	–	–	1.0
Other		–	0.3	–	–	0.3
Net income		–	–	23.5	–	23.5
Other comprehensive loss		–	–	–	(3.1)	(3.1)

Balance, September 27, 2009	22,198,718	0.2	137.9	64.0	(3.8)	198.3
Shares issued:
Stock option exercises	200,647	–	1.6	–	–	1.6
Director compensation	15,140	–	0.2	–	–	0.2
Excess tax benefit related to share-based payments		–	15.0	–	–	15.0
Stock-based compensation expense		–	3.9	–	–	3.9
Other		–	5.1	–	–	5.1
Net loss		–	–	(37.0)	–	(37.0)
Other comprehensive income		–	–	–	1.2	1.2

Balance, June 15, 2010	22,414,505	$0.2	$163.7	$27.0	$(2.6)	$188.3

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Parent Company, Inc. and Subsidiaries (and Predecessor)

	Successor		Predecessor
($ in millions)	Year Ended September 30, 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010	Year Ended September 27, 2009
Cash Flows from Operating Activities
Net (loss) income	$(144.7)	$(11.2)	$(37.0)	$23.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	45.4	11.1	25.8	29.9
Amortization of other intangibles	46.5	10.9	11.3	14.9
Goodwill impairment loss	124.6	–	–	–
Amortization of debt issuance costs	5.4	1.2	1.5	2.2
Accretion of debt discount	1.5	0.2	3.2	2.0
Non-cash charge related to increased inventory carrying value	–	3.7	–	–
Non-cash interest expense on PIK Notes to be paid-in-kind	15.6	–	–	–
Debt issuance costs not capitalized	0.4	–	–	–
Adjustment for doubtful accounts	0.1	(0.1)	–	(0.7)
(Gain) loss on disposition of property, plant and equipment	–	(0.1)	(0.3)	0.1
Deferred income taxes	(7.0)	(2.8)	18.6	(7.5)
Stock-based compensation expense	1.5	0.3	3.9	1.0
Loss on extinguishment of debt	–	–	59.9	4.8
Other	0.1	–	–	0.3
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	15.0	11.9	(27.6)	16.3
Inventories	12.1	7.9	(23.4)	31.3
Accounts payable	(17.2)	2.4	31.1	(61.3)
Other assets	0.8	(0.1)	(1.5)	4.7
Accrued and other liabilities	(6.6)	8.5	(14.8)	4.9
Accrued merger related transaction liabilities	(0.5)	(12.2)	12.7	–
Income taxes, net	(2.4)	31.8	(61.3)	4.9

Net cash provided by operating activities	90.6	63.4	2.1	71.3

Cash Flows from Investing Activities
Capital expenditures	(36.8)	(6.4)	(18.1)	(18.5)
Acquisition of BWAY Holding Company	–	(508.2)	–	–
Business acquisitions, net of cash acquired	(52.2)	–	(32.3)	(27.7)
Other	0.1	–	0.4	–

Net cash used in investing activities	(88.9)	(514.6)	(50.0)	(46.2)

Cash Flows from Financing Activities
Proceeds from issuance of PIK Notes	145.5	–	–	–
Payment of dividend to stockholders	(138.4)	–	–	–
Proceeds from issuance of secured debt	24.9	487.5	–	–
Repayments of secured debt	(5.1)	(196.9)	(6.6)	(18.1)
Proceeds from revolving credit facility borrowings	170.0	–	–	–
Repayments of revolving credit facility borrowings	(170.0)	–	–	–
Proceeds from issuance of senior notes	–	202.2	–	200.0
Repayment of senior notes	–	(228.5)	–	(200.0)
Tender/consent premiums paid on tender of senior notes	–	(28.6)	–	(3.3)
Repayment of acquired debt related to business acquisitions	(33.2)	–	–	–
Principal repayments under capital lease obligations	(1.5)	(0.2)	(0.5)	(1.7)
Proceeds from stock option exercises	–	–	1.6	2.1
Proceeds from issuance of common stock	–	293.8	–	–
Payments to repurchase common stock	(0.1)	–	–	–
Excess tax benefit related to share-based payments	–	–	15.0	0.6
Payment of debt issuance costs	(11.9)	(27.1)	–	(5.5)
Other	0.1	–	–	–

Net cash (used in) provided by financing activities	(19.7)	502.2	9.5	(25.9)

Effect of exchange rate changes on cash and cash equivalents	–	(0.6)	0.6	(2.6)

Net (decrease) increase in cash and cash equivalents	(18.0)	50.4	(37.8)	(3.4)
Cash and cash equivalents, beginning of period	101.3	50.9	88.7	92.1

Cash and cash equivalents, end of period	$83.3	$101.3	$50.9	$88.7

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED BALANCE SHEETS

BWAY Intermediate Company, Inc. and Subsidiaries

	September 30
($ in millions, except per share data)	2011	2010
Assets
Current assets
Cash and cash equivalents	$82.5	$101.3
Accounts receivable, net of allowance for doubtful accounts of $0.8 in 2011 and $0.5 in 2010	116.8	121.0
Inventories, net	117.2	106.1
Other current assets	26.4	26.5

Total current assets	342.9	354.9
Property, plant and equipment, net	175.8	163.7
Goodwill	307.3	407.4
Other intangible assets, net	380.0	405.9
Other assets	31.8	31.1

Total assets	$1,237.8	$1,363.0

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$125.9	$133.1
Other current liabilities	50.3	54.0
Current portion of long-term debt	5.1	4.9

Total current liabilities	181.3	192.0
Long-term debt	704.1	683.8
Deferred tax liabilities	149.5	158.4
Other liabilities	47.9	47.2

Total liabilities	1,082.8	1,081.4

Commitments and contingencies (Note 18)

Stockholder’s equity
Common stock, $0.01 par value, authorized 1,000 shares; issued and outstanding 1,000 shares in 2011 and 2010	–	–
Additional paid-in capital	302.7	294.1
Accumulated deficit	(143.8)	(11.2)
Accumulated other comprehensive loss	(3.9)	(1.3)

Total stockholder’s equity	155.0	281.6

Total liabilities and stockholder’s equity	$1,237.8	$1,363.0

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Successor		Predecessor
($ in millions)	Year Ended September 30, 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010	Year Ended September 27, 2009
Net sales	$1,161.5	$325.0	$705.9	$904.4
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	1,001.6	276.0	598.5	755.5
Depreciation and amortization	91.9	22.0	37.1	44.8
Selling and administrative	19.5	6.5	17.2	23.4
Restructuring	4.3	2.2	3.1	5.6
Interest	52.9	15.8	25.2	35.1
Merger transaction	–	13.9	16.5	–
Business acquisition	1.0	0.5	0.6	–
Loss on extinguishment of debt	–	–	59.9	4.8
Other	0.7	–	0.6	0.5
Goodwill impairment loss	124.6	–	–	–

Total costs and expenses	1,296.5	336.9	758.7	869.7

(Loss) income before income taxes	(135.0)	(11.9)	(52.8)	34.7
(Benefit from) provision for income taxes	(2.4)	(0.7)	(15.8)	11.2

Net (loss) income	$(132.6)	$(11.2)	$(37.0)	$23.5

Other comprehensive (loss) income
Foreign currency translation adjustments	$(0.4)	$–	$1.5	$(1.1)
Pension and other postretirement prior service cost and actuarial loss	(3.6)	(2.0)	(0.5)	(3.2)
Benefit from income taxes	1.4	0.7	0.2	1.2

Other comprehensive (loss) income, net of tax	(2.6)	(1.3)	1.2	(3.1)

Total comprehensive (loss) income	$(135.2)	$(12.5)	$(35.8)	$20.4

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
($ in millions)	Shares	Amount
Successor
Shares issued to BWAY Parent	1,000	$–	$293.8	$–	$–	$293.8
Stock-based compensation expense		–	0.3	–	–	0.3
Net loss		–	–	(11.2)	–	(11.2)
Other comprehensive loss		–	–	–	(1.3)	(1.3)

Balance, September 30, 2010	1,000	–	294.1	(11.2)	(1.3)	281.6
Non-cash contribution by BWAY Parent		–	7.1	–	–	7.1
Stock-based compensation expense		–	1.5	–	–	1.5
Net loss		–	–	(132.6)	–	(132.6)
Other comprehensive loss		–	–	–	(2.6)	(2.6)

Balance, September 30, 2011	1,000	$–	$302.7	$(143.8)	$(3.9)	$155.0

Predecessor
Balance, September 28, 2008	21,860,650	$0.2	$133.7	$40.5	$(0.7)	$173.7
Shares issued:
Stock option exercises	291,338	–	2.1	–	–	2.1
Director compensation	46,730	–	0.2	–	–	0.2
Excess tax benefit related to share-based payments		–	0.6	–	–	0.6
Stock-based compensation expense		–	1.0	–	–	1.0
Other		–	0.3	–	–	0.3
Net income		–	–	23.5	–	23.5
Other comprehensive loss		–	–	–	(3.1)	(3.1)

Balance, September 27, 2009	22,198,718	0.2	137.9	64.0	(3.8)	198.3
Shares issued:
Stock option exercises	200,647	–	1.6	–	–	1.6
Director compensation	15,140	–	0.2	–	–	0.2
Excess tax benefit related to share-based payments		–	15.0	–	–	15.0
Stock-based compensation expense		–	3.9	–	–	3.9
Other		–	5.1	–	–	5.1
Net loss		–	–	(37.0)	–	(37.0)
Other comprehensive income		–	–	–	1.2	1.2

Balance, June 15, 2010	22,414,505	$0.2	$163.7	$27.0	$(2.6)	$188.3

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

	Successor		Predecessor
($ in millions)	Year ended September 30, 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010	Year ended September 27, 2009
Cash Flows from Operating Activities
Net (loss) income	$(132.6)	$(11.2)	$(37.0)	$23.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	45.4	11.1	25.8	29.9
Amortization of other intangibles	46.5	10.9	11.3	14.9
Goodwill impairment	124.6	–	–	–
Amortization of debt issuance costs	4.5	1.2	1.5	2.2
Accretion of debt discount	0.7	0.2	3.2	2.0
Non-cash charge related to increased inventory carrying value	–	3.7	–	–
Debt issuance costs not capitalized	0.4	–	–	–
Adjustment for doubtful accounts	0.1	(0.1)	–	(0.7)
(Gain) loss on disposition of property, plant and equipment	–	(0.1)	(0.3)	0.1
Deferred income taxes	(7.0)	(2.8)	18.6	(7.5)
Stock-based compensation expense	1.5	0.3	3.9	1.0
Loss on extinguishment of debt	–	–	59.9	4.8
Other	0.1	–	–	0.3
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	15.0	11.9	(27.6)	16.3
Inventories	12.1	7.9	(23.4)	31.3
Accounts payable	(17.2)	2.4	31.1	(61.3)
Other assets	0.8	(0.1)	(1.5)	4.7
Accrued and other liabilities	(7.2)	8.5	(14.8)	4.9
Accrued merger related transaction liabilities	(0.5)	(12.2)	12.7	–
Income taxes, net	4.7	31.8	(61.3)	4.9

Net cash provided by operating activities	91.9	63.4	2.1	71.3

Cash Flows from Investing Activities
Capital expenditures	(36.8)	(6.4)	(18.1)	(18.5)
Acquisition of BWAY Holding Company	–	(508.2)	–	–
Business acquisitions, net of cash acquired	(52.2)	–	(32.3)	(27.7)
Other	0.1	–	0.4	–

Net cash used in investing activities	(88.9)	(514.6)	(50.0)	(46.2)

Cash Flows from Financing Activities
Proceeds from issuance of secured debt	24.9	487.5	–	–
Repayments of secured debt	(5.1)	(196.9)	(6.6)	(18.1)
Proceeds from revolving credit facility borrowings	170.0	–	–	–
Repayments of revolving credit facility borrowings	(170.0)	–	–	–
Proceeds from issuance of senior notes	–	202.2	–	200.0
Repayment of senior notes	–	(228.5)	–	(200.0)
Tender/consent premiums paid on tender of senior notes	–	(28.6)	–	(3.3)
Repayment of acquired debt related to business acquisitions	(33.2)	–	–	–
Principal repayments under capital lease obligations	(1.5)	(0.2)	(0.5)	(1.7)
Proceeds from stock option exercises	–	–	1.6	2.1
Proceeds from issuance of common stock	–	293.8	–	–
Excess tax benefit related to share-based payments	–	–	15.0	0.6
Payment of debt issuance costs	(6.9)	(27.1)	–	(5.5)

Net cash (used in) provided by financing activities	(21.8)	502.2	9.5	(25.9)

Effect of exchange rate changes on cash and cash equivalents	–	(0.6)	0.6	(2.6)

Net (decrease) increase in cash and cash equivalents	(18.8)	50.4	(37.8)	(3.4)
Cash and cash equivalents, beginning of period	101.3	50.9	88.7	92.1

Cash and cash equivalents, end of period	$82.5	$101.3	$50.9	$88.7

The accompanying notes are an integral part of the consolidated financial statements

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Parent Company, Inc. and Subsidiaries (and Predecessor)

BWAY Intermediate Company, Inc. and Subsidiaries (and Predecessor)

1.	GENERAL

Basis of Presentation

The accompanying consolidated financial statements of each of BWAY Parent Company, Inc. (“BWAY Parent”) and BWAY Intermediate Company, Inc. (“BWAY Intermediate”) (each as applicable, “Successor”) include the accounts of BWAY Holding Company (“BWAY Holding” or “Predecessor”) and its direct and indirect subsidiaries, each 100% owned. BWAY Holding is a 100% owned subsidiary of BWAY Intermediate, which is a 100% owned subsidiary of BWAY Parent. In these notes, unless the context specifies otherwise, we refer to BWAY Parent or BWAY Intermediate and their direct and indirect subsidiaries collectively, notwithstanding any designation as Predecessor or Successor, as “the Company,” “we,” “us” or “our,” as applicable.

BWAY Parent is owned by investment entities (“MDP Investment Funds”) affiliated with Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago, Illinois (“MDP”), and certain members of BWAY Holding’s management (“Management Investors”). Effective June 16, 2010, BWAY Parent acquired BWAY Holding through the merger of Picasso Merger Sub, Inc. (“Merger Sub”), a 100% owned subsidiary of BWAY Intermediate, with and into BWAY Holding, which is the surviving corporation, pursuant to an agreement and plan of merger dated March 28, 2010 (the “Merger”). We sometimes refer to the Merger and related transactions as the “Transactions.” BWAY Parent, BWAY Intermediate and Merger Sub were formed solely to complete the Merger. See “Acquisition of BWAY Holding” below.

The Transactions were accounted for as a business combination, whereby the purchase price paid to effect the Transactions was allocated to record acquired assets and assumed liabilities at fair value as of the acquisition date. At September 30, 2011, the measurement period has concluded and the purchase price allocation has been finalized. See “Purchase Price Allocation” below.

We present the accompanying consolidated financial statements as of or for periods occurring in one of two periods. We designate periods preceding the Merger as “Predecessor” and we present the periods subsequent to the Merger as “Successor.” For fiscal 2010, the consolidated statements of operations, consolidated statements of cash flows and statements of stockholders (deficit) equity are presented for the Successor period from June 16, 2010 to September 30, 2010 and for the Predecessor period from September 28, 2009 to June 15, 2010. All periods presented for fiscal 2011 are Successor periods and all period presented for fiscal 2009 are Predecessor periods.

Our fiscal year ends on September 30. Prior to 2010, Predecessor’s fiscal year ended on the Sunday closest to September 30 (for example, fiscal 2009 ended September 27, 2009). In these notes, we refer to our fiscal periods when we reference or discuss a year or quarter, unless otherwise indicated.

Business and Segment Information

BWAY Parent, BWAY Intermediate and BWAY Holding are holding companies that do not have independent operations. BWAY Corporation (“BWAY”), the operating subsidiary of BWAY Holding, and its subsidiaries manufacture and distribute metal and rigid plastic containers primarily to manufacturers of industrial and consumer products for use as packaging. We have operations in the United States, Puerto Rico and Canada, and we sell primarily to customers located in these geographic markets. We report our operations in two business segments: metal packaging and plastic packaging (see Note 19, “Business Segments”).

Acquisition of BWAY Holding

The Merger

On March 28, 2010, BWAY Holding, BWAY Parent and BWAY Intermediate entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, each outstanding share of BWAY Holding common stock was converted into the right to receive $20.00 per share in cash, without interest. In addition, each vested stock option outstanding as of the closing date was settled for a cash amount equal to the excess, if any, of the per share merger consideration over the option’s exercise price. All other stock options were cancelled without any payment. The Merger closed on June 16, 2010 effective with the filing of a certificate of merger with the Delaware Department of State.

Financing and Use of Funds

The financing for the Merger and use of funds, including payment of transaction fees and expenses and refinancing of Predecessor’s indebtedness, was as follows:

($ in millions)	Acquisition of BWAY Holding
Source of funds
Equity investment by MDP and management	$293.8
Proceeds from issuance of senior notes, net of OID	202.2
Proceeds from senior secured credit facilities, net of OID	487.5
Cash on hand	40.8

$1,024.3

Use of funds
Merger consideration	$508.2
Repayment of Predecessor debt, including accrued interest, tender premiums and consent payments	457.7
Deferred debt issuance costs	27.1
Merger transaction costs	30.4
Costs associated with the extinguishment of debt	0.9

$1,024.3

For a discussion of the senior notes and senior secured credit facilities, see Note 7, “Long-Term Debt.”

Merger and Transaction Costs

Successor and Predecessor recognized $13.9 million and $16.5 million, respectively, in merger-related transaction costs. Predecessor’s costs included $9.2 million paid to Goldman, Sachs & Co. (“Goldman Sachs”) and Successor’s costs included $5.0 million paid to Deutsche Bank Securities Inc. (“DBSI”), each for financial advisory services. Goldman Sachs acted as advisor to the transaction committee of Predecessor’s board of directors and DBSI acted as financial advisor to MDP. Successor’s costs also included $5.5 million paid to affiliates of MDP for transaction fees and reimbursement of out-of-pocket expenses, and Predecessor’s costs also included $0.5 million related to the settlement of a shareholder lawsuit related to the Merger.

We discuss the transaction fee paid to affiliates of MDP and a related management services agreement in Note 15, “Related Party Transactions.”

Purchase Price Allocation

We have accounted for the Transactions as a business combination in accordance with applicable accounting guidance, whereby the purchase price paid to effect the Transactions was allocated to record acquired assets and liabilities at fair value as of the acquisition date, June 16, 2010. Our allocation of the purchase price was preliminary at September 30, 2010, but was finalized in the quarter ended June 30, 2011. Changes in the allocation of the purchase price from our preliminary allocation at September 30, 2010 were primarily related to a decrease in deferred tax liabilities, partially offset by a decrease in property, plant and equipment.

We utilized our knowledge of our business and contractual relationships and took into consideration information provided by independent third-party specialists in our valuation of certain tangible and intangible assets acquired and liabilities assumed. The specialists did not act as experts, and management has assumed full responsibility for determining the fair value of the assets acquired and liabilities assumed in the purchase price allocation.

The following table summarizes the purchase price and our final allocation of the purchase price based on our determination of fair value for the net assets acquired in the Merger:

($ in millions)	Acquisition of BWAY Holding
Purchase price
Cash consideration paid to:
Shareholders	$448.3
Option holders	59.9

Total cash consideration	508.2
Debt assumed and paid at closing	457.7

Total purchase price	$965.9

Purchase price allocation
Cash	$50.9
Trade receivables	132.6
Inventory	117.9
Other current assets	49.7
Property, plant and equipment	164.6
Intangible assets (liabilities):
Customer relationships	367.7
Trade names	48.8
Favorable lease agreements	0.5
Unfavorable lease agreements	(2.5)
Other assets	10.0
Current liabilities	(188.6)
Other liabilities	(40.5)
Deferred taxes, net	(152.1)

Net assets acquired at fair value	559.0
Goodwill	406.9

$965.9

Goodwill resulting from this transaction consists largely of value associated with our ability to generate future “free cash flow” and not otherwise associated with the other identified tangible or intangible assets. The goodwill recognized is not deductible for U.S. income tax purposes. The estimated useful life of the acquired customer relationships and trade names is approximately 13 years and 10 years, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts of the Company and its subsidiaries, each 100% owned. All intercompany accounts and transactions have been eliminated. Results of operations related to acquisitions are included from the date of acquisition. For a discussion related to the presentation of Successor and Predecessor periods, see Note 1, “General.”

Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Actual amounts could materially differ from these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents include, as applicable, any highly liquid investments purchased with original maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are included in the consolidated balance sheets net of an allowance for uncollectibility. The allowance for doubtful accounts is based on management’s assessment of the collectibility of customer accounts. We regularly review the allowance for adequacy by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Inventories

Inventories are valued at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Inventories are recorded net of reserves for excess or obsolete inventory, which are based on the age of inventory and our estimate of the likelihood the cost of inventory will be recovered based on forecasted demand and probable selling price.

Property, Plant and Equipment

Property, plant and equipment, including capitalized interest and internal engineering costs, if any, are recorded at cost or acquired cost. Depreciation of property, plant and equipment is computed using the straight-line method and is recognized over the estimated useful lives of the assets. The estimated useful lives of buildings and improvements is generally 30 years, and primarily range from 5 to 15 years for machinery and equipment, 5 to 7 years for furniture and fixtures and 3 to 7 years for computer information systems.

Leasehold improvements are amortized over the lesser of the estimated useful life of an improvement or the remaining term on the underlying lease, which includes renewals that are reasonably assured. Equipment that is subject to capital leases is amortized using a straight-line method over the lesser of the estimated useful life of the equipment or the term of the lease. Assets acquired under capital leases are recorded to property, plant and equipment and the related amortization is included in depreciation expense. We periodically assess the appropriateness of and revise, as needed, our estimate of the remaining useful life of property, plant and equipment.

We capitalize expenditures for major renewals and replacements and charge against income expenditures for general maintenance and repairs. Fully depreciated assets are retained in property, plant and equipment and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the account balances and the net amount, less proceeds from disposal, if any, is charged or credited to operations.

Capitalized interest is recorded as part of the cost of the associated asset and is depreciated with the asset over estimated useful life of the asset. Interest capitalized, if any, in the periods presented was insignificant.

Business Combinations

In December 2007, the FASB issued new accounting guidance on business combinations which revised the method of accounting for a number of aspects of business combinations, including acquisition costs, contingencies and post-acquisition exit activities of acquired businesses. The new accounting guidance became effective for us at the beginning of 2010.

Following a business combination, assets acquired and liabilities assumed are generally recorded at their acquisition date fair value. The excess of consideration transferred and the net of the acquisition date fair value of the assets acquired and the liabilities assumed is recorded as goodwill. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or our final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments would be recorded in our results of operations. Transaction costs directly associated with a business combination are expensed as incurred (prior to 2010, these costs were included in the purchase price).

Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for separately from the business combination. A liability for a cost associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our results of operations and financial position in the period the revision is made.

For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period (up to one year from the acquisition date) in order to obtain sufficient information to assess whether we include these contingencies as a part of the purchase price allocation and, if so, to determine the estimated amounts.

If we determine that a pre-acquisition contingency (unrelated to income taxes) is probable in nature and estimable as of the acquisition date, we record our best estimate for such a contingency as a part of the preliminary purchase price allocation. Generally, we would continue to gather information for and evaluate any pre-acquisition contingencies throughout the measurement period. During the measurement period, we would make changes to the amounts previously recorded or if we identified additional pre-acquisition contingencies, such amounts would be included in the purchase price allocation. Following the measurement period, changes to previously recorded amounts or the identification of additional pre-acquisition contingencies would be included in our results of operations.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period or our final determination of the estimated value of the tax allowance or contingency, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in the statements of operations and could have a material impact on our results of operations and financial position.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination. Goodwill is not amortized but may be subsequently written down if impaired. We are required to test goodwill for impairment annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of July 1.

The goodwill impairment test involves two steps. In the first step, which is used to identify potential impairment, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our operating segments is considered a reporting unit for goodwill impairment testing. The fair value of each reporting unit is determined based on expected discounted future cash flows and one or more market comparable methods. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step of the goodwill impairment test, the implied fair value of reporting unit goodwill is compared to its carrying amount. If goodwill is considered impaired, we would record an impairment loss equal to the excess of the carrying amount of that goodwill over its implied fair value. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes the new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is not permitted.

Based on the impairment tests performed in fiscal 2010, and 2009, it was determined that there was no impairment of goodwill. However, based on our impairment test as of July 1, 2011, it was determined that the carrying value of our plastic packaging reporting unit exceeded its fair value, resulting in an impairment of goodwill of $124.6 million. See “Impairment” under Note 9, “Goodwill and Other Intangible Assets.”

Our other intangible assets consist of finite-lived, identifiable intangibles. Acquired finite-lived, identifiable intangible assets are amortized over the remaining useful life of the assets in proportion to the underlying cash flows that were used in determining the acquired value, which are generally higher at the beginning of the useful life of the asset and thus result in declining annual amortization over the useful life.

Debt Issuance Costs

We amortize debt issuance costs to interest expense over the term of the related financing agreement. Costs associated with agreements having a single payoff date are amortized on a straight-line basis and costs associated with agreements having scheduled payoffs are amortized on a declining balance method. Each of these methods of amortization approximates the effective interest method.

Debt Discount

We record debt net of original issue discount (“OID”), which we accrete to interest expense over the term of the underlying debt. For debt issued with a fixed rate of interest, the amount of debt discount that is recognized in a given period is equal to the effective interest rate at the time of issuance multiplied by the amount of applicable debt outstanding at the beginning of any given period. For debt issued with a variable rate of interest, we accrete debt discount in proportion to the amount of applicable debt outstanding during the period, which approximates the effective interest method. Debt discount on revolver borrowings is included in debt issuance costs and amortized over the term of the revolver agreement.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset group. If we determine that an asset group was impaired, we would recognize an impairment loss equal to the excess of the carrying amount over the fair value of the assets.

As a result of the goodwill impairment loss recognized for the plastic packaging reporting unit in 2011, we reviewed the associated long-lived assets for impairment. Our review indicated that the recognition of an impairment loss on these assets was not required.

Assets to be disposed of are recorded at the lower of net book value or fair value less cost to sell at the date management commits to a plan of disposal. Assets to be disposed of are reclassified to assets held for sale in other current assets on the consolidated balance sheets. At September 30, 2011 and September 30, 2010, there were no amounts recorded for assets held for sale.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, our products have been shipped and title and risk of loss have passed to the customer, the sales amount is fixed or determinable and collectibility of the amount billed is reasonably assured. We record provisions for discounts, returns, allowances, customer rebates and other adjustments in the same period as the related revenues are recorded. We do not engage in revenue arrangements with multiple deliverables.

Accrued Rebates

We provide volume rebates on certain products to our customers. We accrue a provision for these rebates, which is recognized as a reduction of net sales, in the period in which revenue is recognized. Accrued rebates may be settled in cash or as a credit against customer accounts receivable.

Share-Based Compensation

We recognize share-based compensation expense over a service period. The service period is the period of time that a recipient of an award is required to provide service to the company in order to receive the benefit of the award. Share-based awards are accounted for using a fair value-based method. In addition, benefits of tax deductions in excess of recognized compensation cost are recorded as increases to additional paid-in capital and are reported as financing cash flows in the statement of cash flows.

Income Taxes

The provision for (or benefit from) income taxes is comprised of taxes that are currently payable (or receivable) and deferred income taxes that relate to temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities result from deductible or taxable amounts in future years when such assets and liabilities are recovered or settled and are measured using the enacted tax rates and laws that are expected to be in effect when the assets and liabilities are recovered or settled.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the expected amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. As applicable, we accrue interest and penalties related to unrecognized tax benefits in the provision of (benefit from) income taxes. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Foreign Currency Translation

The financial statements of our Canadian subsidiary are translated into U.S. dollars for financial reporting purposes. The cumulative translation adjustments are reflected in accumulated other comprehensive (loss) income, which is a component of stockholders’ (deficit) equity. Assets and liabilities are translated at the rate of exchange on the balance sheet date, while revenues and expenses are translated at average exchange rates during the year.

Restructuring

From time to time, we implement restructuring plans to close certain facilities or permanently eliminate certain positions. We account for these plans following accounting guidance related to termination benefits, contract termination costs and other associated costs. Under the guidance, a liability for a cost associated with an exit or disposal activity is to be recognized and measured initially at fair value only when the liability is incurred.

Fair Value of Financial Instruments

We do not carry our debt instruments at fair value. However, for disclosure purposes, we estimate a fair value based on quoted market prices in the secondary credit market. We consider the carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable to approximate fair value due to the short-term nature of such instruments. Our estimates of fair value involve judgment and may not be indicative of an amount that could be realized or paid in a current market exchange.

Derivative Financial Instruments and Hedging Activities

We do not enter into or hold derivatives for trading or hedging purposes. However, we review contracts for embedded derivatives that would require separate reporting and disclosure. We have not identified any embedded derivatives requiring separate reporting and disclosure as of September 30, 2011 or September 30, 2010.

Prior to the amendment of the Senior Secured Credit Facilities in February 2011, we were required to have a certain portion of our debt at fixed interest rates. We satisfied the requirement by entering into an interest rate swap arrangement with a two year term in August 2010. At September 30, 2011, the interest rate swap arrangement with a notional amount of $142.5 million remained in effect. The swap requires us to pay a fixed rate of 1.88% and receive a floating rate of LIBOR subject to a floor of 1.75%. We did not apply hedge accounting treatment on the arrangement and future results of operations through the maturity date will be affected by changes in the fair value of the instrument.

Recent Accounting and Reporting Pronouncements

Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance that expands the required disclosures for comprehensive income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Other than changing the presentation of comprehensive income, we do not expect this guidance, when adopted, to have a significant impact on our consolidated financial statements.

In September 2011, the FASB issued authoritative guidance that provides an entity with an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of a reporting unit is less than its carrying value. If the entity determines that the fair value of the reporting unit is less than its carrying value then performing the two step impairment test is unnecessary. However, if the entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. This guidance is effective for annual reporting periods ending after December 15, 2011. Other than assessing qualitative factors related to existing events or circumstances, we do not expect this guidance, when adopted, to have a significant impact on our consolidated financial statements.

In September 2011, the FASB issued authoritative guidance that requires additional quantitative and qualitative disclosures for employers who provide multiemployer pension plans and multiemployer other postretirement benefit plans. This guidance is effective for annual reporting periods ending after December 15, 2011. Other than presenting the additional disclosures for multiemployer plans, we do not expect this guidance, when adopted, to have a significant impact on our consolidated financial statements.

3.	RECENT ACQUISITIONS

Financial information related to the following acquisitions is included in these consolidated financial statements from the applicable acquisition date. See “Business Combinations” under Note 2, “Summary of Significant Accounting Polices”.

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

We have recorded the acquired net assets at fair value in accordance with applicable accounting guidance. We had completed an initial purchase price allocation, which we adjusted in the fourth quarter of 2011 to decrease deferred tax liabilities. The measurement period for the acquisition remains open.

We allocated goodwill and intangible assets subject to amortization of Phoenix Container to the metal packaging segment. See Note 9, “Goodwill and Other Intangible Assets”. Goodwill related to this acquisition consists largely of synergies and economies of scale expected from the integration of the acquired business into our existing operations. The goodwill recognized is not deductible for U.S. income tax purposes. We have estimated the useful life of trade names and customer relationships at 3 years and 14 years, respectively.

Plastican

On October 8, 2010, we acquired Plastican, Inc. (“Plastican”) in a stock purchase transaction for $40.9 million in cash, which was net of cash acquired and which was funded with available cash on hand, and includes $27.1 million of assumed debt, which was outstanding immediately preceding the acquisition and which we repaid at closing. Plastican, headquartered in Leominster, Massachusetts, is a manufacturer of rigid plastic packaging. We believe that this acquisition will provide several strategic and financial benefits to us and it is consistent with our acquisition strategy. Plastican is included in our plastic packaging segment.

We have recorded the acquired net assets at fair value in accordance with applicable accounting guidance. We had completed an initial purchase price allocation, which we adjusted in the fourth quarter of

2011 primarily to decrease the fair value allocated to property, plant and equipment, to decrease our estimated fair value of other intangible assets and to decrease current liabilities assumed. The measurement period for the acquisition ended in October 2011.

We allocated goodwill and intangible assets subject to amortization of Plastican to the plastic packaging segment. See Note 9, “Goodwill and Other Intangible Assets.” Goodwill related to this acquisition consisted largely of synergies and economies of scale expected from the integration of the acquired businesses into our existing operations. For U.S. income tax purposes, the acquisition is being treated as an asset purchase and, as such, goodwill recognized is deductible for U.S. income tax purposes. We have estimated the useful life of trade names and customer relationships at 3 years and 8 years, respectively.

The following table summarizes our purchase price allocations related to the above acquisitions:

($ in millions)	Phoenix Container	Plastican
Purchase Price Allocation
Current assets	$10.1	$27.0
Property, plant and equipment	8.3	14.7
Intangible assets subject to amortization (customer relationships and trade names)	17.9	3.1
Goodwill	14.3	7.9

Total assets acquired	50.6	52.7
Current liabilities assumed	(3.7)	(10.6)
Other liabilities	–	(0.3)
Deferred tax liabilities	(6.9)	–

	40.0	41.8
Less: cash acquired	(0.5)	(0.9)

Purchase price, net of cash acquired	39.5	40.9
Debt assumed and repaid at closing	(6.1)	(27.1)

Purchase price, net of cash acquired and debt assumed and repaid at closing	$33.4	$13.8

Other

In June 2011, we acquired a group of assets for $5.0 million that qualified as a business for financial reporting purposes. The purchase price was allocated to property, plant and equipment and goodwill, which were allocated to our metal packaging segment.

In October 2009, Predecessor acquired substantially all of the assets and assumed certain of the liabilities from Ball Plastic Container Corp. related to its plastic packaging plant and business located in Newnan, Georgia. Predecessor acquired the net assets for $32.3 million, which it funded using available cash on hand. We refer to this acquisition and the associated acquired business as “Ball Plastics.” At September 27, 2009, Predecessor had incurred approximately $0.5 million in transaction costs related to this acquisition, which were recorded in other current assets. In the first quarter of 2010, following the adoption of new accounting guidance, which disallowed the capitalization of transaction costs, Predecessor expensed the $0.5 million. Predecessor subsequently incurred and expensed additional transaction costs of approximately $0.1 million. The acquisition was assigned to the plastic packaging segment.

In August 2009, Predecessor acquired Central Can Company, Inc. (“Central Can”) in a stock purchase transaction. Predecessor acquired the stock for $27.7 million, which it funded using available cash on hand. Central Can, located in Chicago, Illinois, produces and sells rigid general line metal containers, general line plastic containers and hybrid paint cans. The acquisition was allocated between the metal packaging and plastic packaging segments.

Supplemental Pro Forma Information

In the table below, we have presented unaudited supplemental pro forma information related to revenue and earnings on a combined basis for the Phoenix Container and Plastican acquisitions for 2011 and the periods from June 16, 2010 to September 30, 2010 and from September 28, 2009 to June 15, 2010 as if the acquisitions had occurred on September 28, 2009. The information is not intended to represent or be indicative of our revenue or earnings that would have been reported had the acquisitions actually occurred on September 28, 2009 and should not be taken as indicative of our future consolidated results of operations.

	BWAY Parent
	Successor		Predecessor
($ in millions)	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010
Supplemental pro forma information (unaudited)
Net sales	$1,171.4	$368.0	$798.7
Net loss	$(146.1)	$(11.4)	$(39.1)

	BWAY Intermediate
	Successor		Predecessor
($ in millions)	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010
Supplemental pro forma information (unaudited)
Net sales	$1,171.4	$368.0	$798.7
Net loss	$(134.0)	$(11.4)	$(39.1)

The pro forma information includes items that are directly attributable to the businesses acquired, have a continuing impact on our operations and are factually supportable. Pro forma adjustments primarily relate to the inclusion of the historical financial information of the acquired businesses, as adjusted to reflect changes in depreciation and amortization expense primarily related to the amortization of acquired intangible assets. The information for the period ended June 15, 2010 was prepared using the historical data of Predecessor and does not reflect the Merger or related transactions as if they had occurred on September 28, 2009.

4.	INVENTORIES

The major classes of inventory as of September 30 were:

($ in millions)	2011	2010
Raw materials	$35.6	$24.7
Work in process	36.9	45.5
Finished goods	44.7	35.9

Total inventories	$117.2	$106.1

5.	OTHER CURRENT ASSETS AND LIABILITIES

Other current assets and other current liabilities as of September 30 were:

($ in millions)	2011	2010
Other current assets
Income taxes receivable	$6.8	$10.4
Deferred tax assets	10.7	9.0
Other	8.9	7.1

Total other current assets	$26.4	$26.5

Other current liabilities
Accrued salaries and wages	$11.0	$14.9
Accrued interest (1)	10.8	11.2
Accrued rebates	7.4	7.7
Self insurance	7.9	7.2
Other (2)	13.5	13.0

Total other current liabilities (2)	$50.6	$54.0

(1)

For BWAY Parent, interest on its PIK Notes (see Note 7, “Long-Term Debt”) is to be paid-in-kind through the issuance of additional long-term debt. As such, accrued interest on the notes is included in other long-term liabilities.

(2)

For BWAY Intermediate, other current liabilities and total other current liabilities were $13.2 million and $50.3 million, respectively, at September 30, 2011. At September 30, 2010, the amounts shown were the same for each of BWAY Parent and BWAY Intermediate.

6.	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment as of September 30 were:

($ in millions)	2011	2010
Land	$4.4	$4.4
Buildings and improvements	26.8	23.9
Machinery and equipment	165.7	119.5
Furniture, fixtures and computer information systems	19.9	7.3
Construction-in-progress	13.5	18.6

	230.3	173.7
Accumulated deprecation	(54.5)	(10.0)

Property, plant and equipment, net	$175.8	$163.7

Property, plant and equipment are stated at historical cost or acquired cost. Depreciation expense was $45.4 million, $11.1 million, $25.8 million and $29.9 million for 2011, the period from June 16, 2010 to September 30, 2010, the period from September 28, 2009 to June 15, 2010 and 2009, respectively.

7.	LONG-TERM DEBT

Outstanding Long-Term Debt

Long-term debt outstanding as of September 30 consisted of:

	BWAY Parent		BWAY Intermediate
($ in millions)	2011	2010	2011	2010
Long-term debt
10.125%/10.875% senior PIK toggle notes due November 2015 issued by BWAY Parent	$158.4	$–	$–	$–
10% senior notes due June 2018	205.0	205.0	205.0	205.0
Variable rate term loans maturing February 2018 (1)	508.6	488.8	508.6	488.8

	872.0	693.8	713.6	693.8
Less: unaccreted debt discount	(8.1)	(5.1)	(4.4)	(5.1)

Total debt	863.9	688.7	709.2	688.7
Less: current portion of long-term debt	(5.1)	(4.9)	(5.1)	(4.9)

Total long-term debt	$858.8	$683.8	$704.1	$683.8

(1)	At September 30, 2010, the term loans were scheduled to mature in June 2017. We amended the credit agreement in February 2011 and the maturity dates were extended to February 2018.

The weighted-average interest rate on variable rate credit facility borrowings at September 30, 2011 and September 30, 2010 was 4.5% and 5.5%, respectively.

Current Portion of Long-Term Debt

The current portion of long-term debt represents scheduled quarterly repayments, as of the balance sheet date, with due dates in the year subsequent to the balance sheet date.

In addition to scheduled quarterly repayments, when applicable, the credit agreement contains provisions for other mandatory repayments, including those relating to “excess cash flow,” which, if applicable, would be due December 31 following the end of the related fiscal year. We have determined that an excess cash flow payment is not required for 2011.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt as of September 30, 2011 were:

($ in millions)	BWAY Parent	BWAY Intermediate
Fiscal year
2012	$5.1	$5.1
2013	5.1	5.1
2014	5.2	5.2
2015	5.1	5.1
2016	163.5	5.1
Thereafter	688.0	688.0

Total scheduled maturities of long-term debt	$872.0	$713.6

Scheduled maturities shown in the table above are as of September 30, 2011. In November 2011, we made voluntary prepayments of $33.5 million and $1.5 million of the B Term Loan and the C Term Loan, respectively.

The voluntary prepayment will be applied against all future scheduled payments of the term loans until fully utilized. As a result of the prepayment in November 2011, the next scheduled repayment of the B Term Loan is due at maturity and the next scheduled repayment of the C Term Loan is due June 30, 2015.

Senior PIK Toggle Notes of BWAY Parent

On October 26, 2010, BWAY Parent completed a private placement offering of $150.0 million aggregate principal amount of 10.125%/10.875% senior PIK toggle notes due November 2015 (the “PIK Notes”). The notes priced at a discount to par of 97.0%. Interest accrues on the PIK Notes at the rate of 10.125% per annum in the case of Cash Interest (as defined below) or 10.875% per annum in the case of PIK Interest (as defined below), and is payable semi-annually in arrears on November 1 and May 1 through maturity. The PIK Notes mature on November 1, 2015. We will recognize OID of $4.5 million as interest expense over the term of the debt using the effective interest method.

On August 26, 2011, BWAY Parent completed an exchange offer whereby the original PIK Notes were exchanged for notes publicly registered with the SEC with substantially identical terms.

BWAY Parent used a portion of the net proceeds from the PIK Notes to pay a dividend to its shareholders of $4.71 per share, or approximately $138.4 million, to pay an underwriting fee of approximately $3.8 million and to pay a transaction fee to MDP of $1.5 million.

The PIK Notes are unsecured obligations of BWAY Parent and are not guaranteed by any of its subsidiaries. The PIK Notes were issued pursuant to an indenture dated as of October 26, 2010 (the “PIK Indenture”) between BWAY Parent and The Bank of New York Mellon Trust Company, N.A., as Trustee.

Interest will be payable, at the election of BWAY Parent (made by delivering a notice to the PIK Trustee prior to the beginning of each interest period), (1) entirely in cash (“Cash Interest”), (2) by increasing the principal amount of the outstanding PIK Notes or by issuing new PIK Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. If BWAY Parent fails to make an election for any interest period in accordance with the PIK Indenture, interest for such period shall be payable solely in PIK Interest. For the interest period ending November 1, 2011, BWAY Parent elected to pay PIK Interest and, as such, we have accrued interest on the PIK Notes at the toggle rate of 10.875%. BWAY Parent records accrued interest related to these PIK Notes in other long-term liabilities in the consolidated balance sheet.

On May 2, 2011, BWAY Parent issued $8.4 million of PIK Notes as PIK Interest to meet its May 1, 2011 interest payment obligation. PIK Notes issued as PIK Interest are due at maturity and begin to accrue interest from the date they are issued.

In order to pay Cash Interest, BWAY Parent, as a holding company without independent operations, would generally require dividends or loans from its subsidiaries. The payment of dividends or the loan of monies from BWAY Intermediate or its subsidiaries to BWAY Parent is limited or otherwise prohibited by our debt agreements. As such, we expect BWAY Parent to meet its interest obligations under the PIK Notes in-kind as PIK Interest.

The PIK Indenture provides that the PIK Notes are general unsecured obligations of BWAY Parent and will not be guaranteed by BWAY Intermediate or any of its current or future subsidiaries. BWAY Parent may redeem the PIK Notes at its option, in whole or part, at any time prior to November 1, 2012, by paying a make-whole premium on the PIK Notes redeemed plus accrued and unpaid interest to the redemption date. BWAY Parent may redeem the PIK Notes, in whole or in part, on or after November 1, 2012, at the redemption prices set forth in the PIK Indenture. Certain equity offerings will be triggering events which will require BWAY Parent to use the proceeds of such offering to offer to repurchase PIK Notes at a redemption price at 105% of the principal amount of the PIK Notes at any time prior to November 1, 2012 and at the redemption prices set forth in the PIK Indenture at any time on or after November 1, 2012, in each case, plus accrued and unpaid interest, if any, to the repurchase date.

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

At September 30, 2011, BWAY Parent was in compliance with applicable financial covenants related to the PIK Notes.

Senior Notes Due 2018

In connection with the Merger, Merger Sub (whose obligations were assumed by BWAY Holding upon consummation of the Merger) completed a private placement offering of approximately $205.0 million aggregate principal amount of 10% senior notes due 2018 (the “2018 Notes”) which priced at a discount to par of 98.658%. Interest on the 2018 Notes is payable semi-annually in arrears on June 15 and December 15 through maturity. The 2018 Notes mature June 15, 2018. We will recognize OID of $2.8 million as interest expense over the term of the debt using the effective interest method.

On April 27, 2011, BWAY Holding completed an exchange offer whereby the original 2018 Notes were exchanged for notes with substantially identical terms in a registered exchange offer.

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

The 2018 Indenture provides that the 2018 Notes are general unsecured obligations of BWAY Holding and will be guaranteed by BWAY Intermediate and each of BWAY Holding’s current and future domestic subsidiaries that guarantee the Senior Secured Credit Facilities (as defined below), including the BWAY Guarantors. BWAY Holding may redeem the 2018 Notes at its option, in whole or part, at any time prior to June 15, 2014, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and plus the applicable premium. BWAY Holding may redeem the 2018 Notes, in whole or in part, on or after June 15, 2014, at the redemption prices set forth in the 2018 Indenture. At any time and from time to time on or before June 15, 2013, BWAY Holding may choose to redeem in the aggregate up to 35% of the aggregate principal amount of the 2018 Notes at a redemption price equal to 110% of the face amount thereof, plus accrued and unpaid interest to the date of redemption with the net proceeds of one or more equity offerings so long as at least 50% of the original aggregate principal amount of the 2018 Notes (excluding any 2018 Notes held by the company) remain outstanding after each such redemption.

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

At September 30, 2011, we were in compliance with applicable financial covenants related to the 2018 Notes.

Senior Secured Credit Facilities

In February 2011, we entered into an amended and restated credit agreement dated as of February 23, 2011, among BWAY Intermediate, BWAY Holding, ICL Industrial Containers ULC (“ICL”) and various lenders (the “Credit Agreement”). The agreement amended an original credit agreement dated as of June 16, 2010, which was entered into in connection with the Merger (the “Original Credit Agreement”). Under the agreement, BWAY Holding is the “U.S. Borrower” and ICL is the “Canadian Borrower.”

As of the amendment date, the facility consisted of a U.S. Borrower $470.7 million term loan (“B Term Loan”) and a Canadian Borrower $41.8 million term loan (“C Term Loan”), (collectively, the “Term Loans”). The facility also provided the U.S. Borrower with a $70.0 million revolver and the Canadian Borrower with a $5.0 million revolver, (collectively, the “Revolvers” and together with the Term Loans, the “Senior Secured Credit Facilities”). As amended, the Term Loans will mature on February 23, 2018 and the Revolvers will mature on February 23, 2016. The February 2011 amendment provided for, among other things, lower interest rates and the elimination or easing of certain restrictive covenants.

The Original Credit Agreement provided Term Loans of $490.0 million and Revolvers of $75.0 million. The original Term Loans were issued with an OID of $2.5 million and the original Revolvers were issued with an OID of $1.5 million. In December 2010, the U.S. Borrower borrowed an additional $25.0 million term loan, which was issued with an OID of $0.1 million. We are accreting OID on the Term Loans to interest expense using the effective interest method. OID on the Revolvers is included in deferred debt issuance costs, and we are amortizing it to interest expense on a straight-line basis. As of the amendment date, unaccreted OID on the Term Loans was $2.2 million.

Interest accrues on the Senior Secured Credit Facilities, (i) that are denominated in U.S. dollars at a rate equal to the LIBO Rate or the Base Rate, plus the Applicable Margin and (ii) that are denominated in Canadian dollars at a rate equal to the Canadian Prime Tate, plus the Applicable Margin. LIBO Rate, Base Rate, Canadian Prime Rate and Applicable Margin are defined in the Credit Agreement. The LIBO Rate is subject to a 1.25% floor and each of the Base Rate and the Canadian Prime Rate is subject to a 2.25% floor.

For Term Loan borrowings, the Applicable Margin on Base Rate loans is equal to 2.25% and on LIBO Rate loans is equal to 3.25%. For Revolver borrowings, the Applicable Margin is equal to 2.75% for Base Rate or Canadian Prime Rate borrowings and 3.75% for LIBO Rate or Bankers’ Acceptance borrowings. The Applicable Margin may be reduced based on our “consolidated senior secured net leverage ratio” or “consolidated total net leverage ratio,” respectively, each as defined in the Credit Agreement.

A portion of the Revolver is available for the issuance of standby letters of credit and any such issuance will reduce the amount available to borrow under the Revolver. At September 30, 2011, there were issued standby letters of credit of $5.2 million which reduced our Revolver availability to $69.8 million. There were no outstanding Revolver borrowings at September 30, 2011 or September 30, 2010. At September 30, 2011, the variable interest rate at which we could have borrowed on the Revolvers was 5.0%.

The obligations of BWAY Holding under the Senior Secured Credit Facilities are guaranteed by BWAY Intermediate and by BWAY Holding’s direct and indirect domestic restricted subsidiaries, and the obligations of ICL under the Senior Secured Credit Facilities are guaranteed by BWAY Intermediate, BWAY Holding and BWAY Holding’s direct and indirect domestic and Canadian restricted subsidiaries (other than ICL, which is the primary obligor). BWAY Parent is neither a party to the Credit Agreement nor a guarantor for the Senior Secured Credit Facilities.

The obligations of BWAY Holding under the Senior Secured Credit Facilities are secured by a first priority perfected security interest (subject to permitted liens) in (i) all stock, other equity interests and promissory notes owned by BWAY Intermediate, BWAY Holding and BWAY Holding’s domestic restricted subsidiaries, except that not more than 65% of the total outstanding voting stock of any first-tier “controlled foreign corporation” (within the meaning of Section 957 of the U.S. Internal Revenue Code of 1986, as amended, the “IRC”) shall be required to be pledged and (ii) substantially all other tangible and intangible assets owned by BWAY Intermediate, BWAY Holding and BWAY Holding’s domestic restricted subsidiaries.

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

BWAY Intermediate is subject to a Maximum Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) of 7.25 through December 31, 2012. The maximum ratio decreases to 6.75 following the quarter ending December 31, 2012 and decreases to 6.25 following the quarter ending December 31, 2013, where it remains through maturity. The ratio is tested as of the end of each quarter based on the four consecutive quarters then ended. BWAY Intermediate’s Consolidated Total Net Leverage Ratio was 4.4 for the period ending September 30, 2011.

At September 30, 2011, BWAY Intermediate and its subsidiaries were in compliance with applicable financial covenants contained in the Credit Agreement.

Debt Issuance Costs

In 2011, we incurred debt issuance costs of $6.5 million related to amending the Senior Secured Credit Facilities and $0.4 million related to registering the 2018 Notes. In 2011, BWAY Parent incurred debt issuance costs of $5.0 million related to the PIK Notes (which includes an underwriting fee of $3.8 million). In the period ended September 30, 2010, we incurred debt issuance costs of $20.7 million related to the Senior Secured Credit Facilities (which includes commitment fees of $15.5 million and OID on the Revolvers of $1.5 million) and $6.4 million related to the 2018 Notes (which includes a placement fee paid to the initial purchasers of approximately $5.1 million).

All of the debt issuance cost incurred, with the exception of $0.4 million incurred in 2011 related to amending the Senior Secured Credit Facilities, have been capitalized and are being amortized to interest expense over the term of the related debt utilizing the effective interest method.

At September 30, 2011 and September 30, 2010, unamortized debt issuance costs were $32.1 million ($28.0 million for BWAY Intermediate) and $26.0 million, respectively. Debt issuance costs are included in other assets in the consolidated balance sheets.

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

($ in millions)	Level 1	Level 2	Level 3	Total
September 30, 2011
Liabilities
Interest rate swap arrangement	$–	$0.1	$–	$0.1

September 30, 2010
Liabilities
Interest rate swap arrangement	$–	$0.2	$–	$0.2

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

Financial Instruments Not Measured at Fair Value

Other than as described above, we do not measure any other financial instruments at fair value on a recurring basis. Other than the fair value of our long-term debt, which is presented in the following tables, we believe the carrying value of financial instruments at September 30, 2011 and September 30, 2010 approximated the fair value of those financial instruments. We estimated fair value of our long-term debt based on quoted market prices in the secondary credit market.

Estimated fair value of long-term debt:

	BWAY Parent
($ in millions)	Carrying Value	Estimated Fair Value
September 30, 2011
10% senior notes due June 2018	$202.6	$215.3
10.125%/10.875% senior PIK toggle notes due November 2015	154.7	152.8
Variable rate term-loans maturing February 2018	506.6	489.6

Total long-term debt	$863.9	$857.7

September 30, 2010
10% senior notes due June 2018	$202.3	$221.9
Variable rate term-loans maturing June 2017	486.4	490.0

Total long-term debt	$688.7	$711.9

	BWAY Intermediate
($ in millions)	Carrying Value	Estimated Fair Value
September 30, 2011
10% senior notes due June 2018	$202.6	$215.3
Variable rate term-loans maturing February 2018	506.6	489.6

Total long-term debt	$709.2	$704.9

September 30, 2010
10% senior notes due June 2018	$202.3	$221.9
Variable rate term-loans maturing June 2017	486.4	490.0

Total long-term debt	$688.7	$711.9

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Restatement

During the fourth quarter of 2011, we identified an error in our allocation of goodwill between the metal packaging and plastic packaging segments, primarily related to the impact of allocating current and deferred income taxes. Goodwill, on a consolidated basis, was not affected by the error. The correction of this error would not have resulted in an impairment of either segment’s goodwill in any prior period. The error also affected our disclosure of total segment assets (see note 19). We believe the error is immaterial to the consolidated financial statements.

The effect of the restatement on segment goodwill and segment total assets is as follows:

($ in millions)	Metal Packaging	Plastic Packaging	Total
Goodwill
September 30, 2010, as previously presented	$137.2	$270.2	$407.4
Effect of correction	126.7	(126.7)	–

September 30, 2010, as restated	$263.9	$143.5	$407.4

Segment total assets
September 30, 2010, as previously presented	$555.8	$511.5	$1,067.3
Effect of correction	126.7	(126.7)	–

September 30, 2010, as restated	$682.5	$384.8	$1,067.3

Impairment Loss

We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual planning process with such testing based on circumstances existing as of July 1, including our expectations for changes in business conditions. In addition, we test goodwill for impairment on a more frequent basis if there are indicators of potential impairment. Following the Merger we recorded the assets, including goodwill, and liabilities of our metal and plastic packaging reporting units at fair value. During the periods subsequent to the Merger, cash flows of our plastic packaging reporting unit were negatively impacted by lower volume, competitive pricing actions, and the timing and magnitude of changes in the cost of resin and a corresponding lag associated with selling price pass through of cost changes to customers. By the fourth quarter of 2011 it became apparent that these factors would negatively impact future earnings and cash flows of the plastic packaging reporting unit.

Following the completion of our annual goodwill impairment test for 2011, we determined that the carrying value of the plastic packaging reporting unit exceeded fair value. We performed the second step of the goodwill impairment test by comparing the fair value of the reporting unit to the fair value of its identifiable assets and liabilities to determine the implied fair value of goodwill. We recorded a goodwill impairment loss of $124.6 million in the fourth quarter of 2011. The fair value of the reporting unit was estimated using the expected present value of reporting unit future cash flows, public company trading multiples and recent transaction multiples of packaging companies. The present value of our future cash flows was based on our estimates of annual future revenue increases of up to 2% and expected costs including changes in working capital and capital expenditures. These cash flows were discounted at 10%, which was derived from our analysis of the weighted average cost of capital of representative public companies. Future expected costs reflect our estimate of improvement in net cash flows to reach pre-2011 levels by 2015. Public company trading multiples and recent transaction multiples are based on information derived from public company data and business acquisitions that would be considered representative of the plastic packaging industry. The fair value of identifiable assets and liabilities also involves the use of unobservable inputs. The more significant estimates relate to machinery and equipment and identifiable intangible assets. The fair value of machinery and equipment was developed based on estimated replacement cost less depreciation factors for deterioration. Fair values of the plastic packaging reporting unit identifiable intangible assets include our customer relationship asset and trade name and are based on future cash flows attributed to these assets discounted to present value at 14%.

The changes in the carrying amount of goodwill by reportable segment for the periods indicated are as follows:

($ in millions)	Metal Packaging	Plastic Packaging	Total
Successor
Excess purchase price over fair value of Predecessor (1)	$137.2	$270.2	$407.4
Correction of allocation between segments (2)	126.7	(126.7)	–

Balance, September 30, 2010 (restated)	263.9	143.5	407.4
Acquired (3)	17.8	7.9	25.7
Impairment loss	–	(124.6)	(124.6)
Adjustments (4)	(0.1)	(0.4)	(0.5)
Currency translation adjustment	–	(0.7)	(0.7)

Balance, September 30, 2011	$281.6	$25.7	$307.3

Goodwill	$281.6	$150.3	$431.9
Accumulated impairment losses	–	(124.6)	(124.6)

Balance, September 30, 2011	$281.6	$25.7	$307.3

Predecessor
Balance, September 27, 2009	$128.7	$130.3	$259.0
Business acquisitions and adjustments	(0.4)	11.3	10.9
Currency translation adjustment	0.4	1.2	1.6

Balance, June 15, 2010	$128.7	$142.8	$271.5

(1)	See “Acquisition of BWAY Holding —Purchase Price Allocation” in Note 1, “General.”

(2)	See “Restatement” above.

(3)	See Note 3, “Recent Acquisitions.”

(4)	Represents an adjustment to the purchase price allocation during the measurement period related to the Merger. The adjustment resulted in a decrease in deferred tax liabilities.

Other Intangible Assets

The components of other intangible assets as of the dates indicated were:

($ in millions)	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2011
Finite-lived intangible assets
Customer relationships	12.9	$387.9	$(51.9)	$336.0
Trade names	10.2	49.5	(5.8)	43.7
Favorable lease agreements	4.5	0.5	(0.2)	0.3

Total other intangible assets		$437.9	$(57.9)	$380.0

September 30, 2010
Finite-lived intangible assets
Customer relationships	12.8	$367.7	$(9.9)	$357.8
Trade names	10.3	48.8	(1.1)	47.7
Favorable lease agreements	4.5	0.5	(0.1)	0.4

Total other intangible assets		$417.0	$(11.1)	$405.9

The gross carrying amount of other intangible assets increased in 2011 due to certain acquired other intangible assets. See Note 3, “Recent Acquisitions.”

Expected Future Amortization Expense

Expected future amortization expense related to finite-lived intangible assets for the periods indicated is:

($ in millions)	Amortization Expense
Fiscal year
2012	$45.6
2013	43.3
2014	41.2
2015	38.9
2016	37.3
Thereafter	173.7

Total expected future amortization expense	$380.0

10.	STOCKHOLDERS’ (DEFICIT) EQUITY

Dividend to Stockholders of BWAY Parent

In October 2010, BWAY Parent approved the payment of a cash dividend to stockholders of record as of October 26, 2010. The dividend declared was $4.71 per share, or approximately $138.4 million, which was paid immediately following the issuance of the PIK Notes.

Dividend Restrictions

BWAY Intermediate is generally prohibited from paying dividends to BWAY Parent.

BWAY Parent Registration Rights Agreement

In June 2010, BWAY Parent, the MDP Investment Funds and the Management Investors entered into a registration rights agreement (the “Parent Registration Rights Agreement”). The agreement grants the holders of a majority of the common stock held by the MDP Investment Funds the right to make an unlimited number of “short-form registration” requests and up to three “long-form registration” requests for BWAY Parent to register their shares under the Securities Act of 1933, as amended. In any demand registration, all of the parties to the Parent Registration Rights Agreement have the right to participate on a pro rata basis, subject to certain conditions. In addition, if BWAY Parent proposes to register any of its shares (with certain exceptions), all of the holders of registration rights under the Parent Registration Rights Agreement have the right to include their shares in the registration statement, subject to certain conditions.

Accumulated Other Comprehensive Loss Information

The components of accumulated other comprehensive loss as of the dates indicated and the change during the period were:

($ in millions)	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss
Balance, September 30, 2010	$(1.3)	$–	$(1.3)
Change	(2.2)	(0.4)	(2.6)

Balance, September 30, 2011	$(3.5)	$(0.4)	$(3.9)

The balance of accumulated other comprehensive loss related to the pension and other postretirement items at September 30, 2011 and September 30, 2010 is shown net of deferred tax benefits of $2.1 million and $0.7 million, respectively.

11.	SHARE-BASED COMPENSATION

Description of Share-Based Compensation Plan

Effective June 16, 2010, we adopted the Picasso Parent Company, Inc. 2010 Equity Incentive Plan (the “Equity Incentive Plan”). The plan is intended to expand the value of the enterprise by providing certain members of management the ability to participate in the long-term growth and financial success of the company through share ownership. The plan is intended to permit the grant of stock option awards, stock appreciation rights, performance awards, cash payments and such other forms as the compensation committee in its discretion deems appropriate, including any combination of the above. As of September 30, 2011, only stock option awards have been granted pursuant to the Equity Incentive Plan. Unless terminated earlier, the plan shall terminate 10 years after adoption. The termination of the plan shall not affect any awards granted prior to termination. In the event a participant is terminated for cause, all then outstanding awards granted to such participant shall be immediately forfeited and canceled.

The number of shares of BWAY Parent common stock authorized for delivery pursuant to awards granted under the Equity Plan is 3,263,940 shares. As of September 30, 2011, no shares of BWAY Parent common stock have been delivered pursuant to the Equity Incentive Plan.

Each stock option award will consist 40% of “time vesting options” and 60% of “performance vesting options.” Time vesting options may be issued in the form of incentive stock options.

Time vesting options will become vested and exercisable equally upon each of the first five anniversaries of the grant date. For certain participants terminated following the first anniversary of the grant date, vesting is prorated between anniversary dates. If, after the first anniversary of the grant date, a participant’s employment is terminated without cause or by the participant for good reason, vesting is determined as if such termination occurred the earlier of one year after the actual termination date or the fifth anniversary of the grant date. Upon a sale of BWAY Parent, any time vesting options which have not otherwise become vested shall immediately vest upon the consummation of the sale of BWAY Parent. For a time vesting option to vest, the holder must be continuously employed through the vesting date or, as applicable, the consummation of the sale of BWAY Parent.

Performance vesting options will become vested and exercisable upon the consummation of a sale of BWAY Parent. The percentage of performance vesting options that will become vested and exercisable is based on the realization of certain rates of return by MDP upon the sale of BWAY Parent. One-third of performance vesting options shall vest upon the achievement of a 15% rate of return and, for each incremental increase of 1% in the rate of return, the percentage vesting shall increase ratably until all performance vesting options become vested upon the achievement of a 25% rate of return. No performance vesting options shall vest prior to the achievement of a 15% rate of return. For a performance vesting option to vest, the holder must be continuously employed through the sale of BWAY Parent. If a participant’s employment is terminated without cause or by the participant for good reason during a 12 month period prior to the date of the consummation of the sale of BWAY Parent, the participant shall be entitled to a payment in an amount equal to what would have been paid to such participant for such performance vesting options as if such participant had remained continuously employed through the sale of BWAY Parent.

In 2011, the compensation committee awarded 231,254 stock options to certain members of management, which consisted of time vesting options and performance vesting options, as discussed above. We estimated a weighted-average grant date fair value of $2.72 per share for the time vesting options, or $0.3 million, which we will recognize as stock-based compensation expense on a straight-line basis over the required five-year service period. Stock-based compensation related to options with performance criteria should only be recognized if the performance criterion is probable and the amount is reasonably estimatable. We believe the estimated grant date fair value of $2.72 per share as determined for the time vesting options is our best estimate of a weighted-average grant date fair value for the performance vesting options, or $0.4 million. The probability of the requisite exit event and return on investment targets cannot be determined with any certainty; therefore, we will not recognize any stock-based compensation expense related to the performance vesting options until an exit event is probable.

Outstanding Stock Options

Stock options outstanding at September 30, 2011 and changes during the year then ended are as follows:

	Outstanding		Nonvested
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding, September 30, 2010	2,782,514	$10.00	2,782,514	$10.00
Options granted	231,254	5.29	231,254	5.29
Options forfeited	(172,989)	5.29	(172,989)	5.29
Options vested			(211,454)	5.29

Options outstanding, September 30, 2011	2,840,779	$5.29	2,629,325	$5.29

Options vested and exercisable, September 30, 2011	206,787	$5.29

In January 2011, the Board of Directors of BWAY Parent approved a change in the strike price for outstanding options from $10.00 per share to $5.29 per share. The change was made to adjust the strike price to reflect the impact of a dividend paid by BWAY Parent in October 2010 in connection with the issuance of the PIK Notes.

At September 30, 2011, for options outstanding, the weighted-average remaining contractual term was 8.8 years. At September 30, 2011, there were 1,062,646 options outstanding with a weighted-average exercise price of $5.29 and a weighted-average remaining contractual term of 8.7 years and 211,454 options exercisable with a weighted-average exercise of $5.29 and a weighted-average remaining contractual term of 8.5 years, each then fully vested or expected to vest and consisting of time vesting options.

As of September 30, 2011, there was $4.8 million of unrecognized compensation cost related to nonvested time vesting options. We expect to recognize the compensation cost over a weighted-average period of 3.8 years. As noted above, since we are unable to reasonably estimate whether or not a sale of BWAY Parent will occur, we have not recognized any compensation cost related to performance vesting options. If at some point in the future, we are able to determine that a sale of BWAY Parent is probable, we will recognize compensation cost related to performance vesting options over the then remaining expected period until the consummation of a sale of BWAY Parent.

Predecessor received cash from exercised options of $1.6 million and $2.1 million in 2010 and 2009, respectively. There were no options exercised in the 2011 or the Successor period of 2010. Predecessor recognized excess tax benefits related to the exercised options, net of tax benefits lost due to forfeitures, of $0.2 million and $0.6 million in 2010 and 2009, respectively. Predecessor also recognized excess tax benefits of $14.8 million related to the options settled in the Merger. The total fair value of options vested in Predecessor 2010 and 2009 was $7.4 million and $0.1 million, respectively. The total fair value of options vested in Predecessor 2010 of $7.4 million includes $4.2 million for options vested in the Merger.

The weighted-average grant date fair value of options granted by Successor in 2010 was $5.75. The weighted-average grant date fair value of options granted by Predecessor in 2010 and 2009 was $8.76 and $6.63, respectively. The total intrinsic value of options exercised was $2.3 million and $2.4 million, in Predecessor 2010 and 2009, respectively. The total intrinsic value of options settled in the Merger was $59.9 million.

Stock-Based Compensation Expense

In January 2011, the Board of Directors of BWAY Parent approved a change in the strike price for outstanding options from $10.00 per share to $5.29 per share. The change was made to adjust the strike price to reflect the impact of a dividend paid by BWAY Parent in October 2010 in connection with the issuance of the PIK Notes. The modification resulted in incremental share-based compensation of approximately $0.9 million, which will be recognized as stock-based compensation expense from the modification date ratably over the then remaining estimated weighted-average service period of 4.4 years. We did not recognize any stock-based compensation expense at the modification date since none of the modified options were then vested.

Stock-based compensation expense in the statements of operations for the periods indicated was:

	Successor		Predecessor
($ in millions)	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010	Year Ended 2009
Stock-based compensation expense (1)
Cost of products sold (excluding depreciation and amortization) (2)	$0.5	$0.1	$1.9	(0.5)
Selling and administrative expense (3)	1.0	0.2	2.0	1.5

Total stock-based compensation expense	$1.5	$0.3	$3.9	1.0

(1)	Stock-based compensation expense is included in undistributed corporate expense in the business segment disclosure in Note 19, “Business Segments.”

(2)

In the period ended June 15, 2010, stock-based compensation expense included in costs of products sold (excluding depreciation and amortization) included the recognition of $1.5 million related to options vested in the Merger. In 2009, stock-based compensation expense included a credit of $(0.7) million related to exit options for which vesting conditions were modified at Predecessor’s initial public offering.

(3)

In the period ended June 15, 2010, stock-based compensation expense included in selling and administrative expense included the recognition of $1.7 million related to options vested in the Merger. In 2009, stock-based compensation expense included $1.5 million related to exit options for which vesting conditions were modified at Predecessor’s initial public offering.

Grant Date Fair Value

For purposes of determining the grant date fair value of share-based payment awards, we use the Black-Scholes option-pricing model (“Black-Scholes Model”). The model utilizes the following inputs, determined as of the grant date: (1) expected dividend yield on the underlying stock, (2) expected price volatility of the underlying stock, (3) risk-free interest rate for a period corresponding with the expected term of the option, (4) expected option term (the period of time from the grant date until the option is exercised) and (5) fair value of the underlying stock.

The weighted-average grant date fair value for the options granted in the periods indicated below was based on the following Black-Scholes Model assumptions:

	Successor		Predecessor
	Year Ended 2011	Period From June 16, 2010 to September 30, 2010	Period From September 28, 2009 to June 15, 2010	Year Eneded 2009
Expected dividend yield (1)	–%	–%	–%	–%
Expected volatility (2)	57.7%	57.7%	54.2%	40.0%
Risk-free interest rate (3)	2.3	2.5	2.7	2.5
Expected term (in years) (4)	6.5	6.5	6.0	6.0

(1)

Notwithstanding the special dividend paid by BWAY Parent in October 2010 associated with the issuance of PIK Notes, we have not historically paid dividends nor do we expect to pay dividends in the future. As such, the assumed dividend yield is 0%.

(2)

Prior to 2010, the expected price volatility was based on the historical volatility of BWAY common stock, which was publicly traded between May 1995 and February 2003. In 2010, the expected price volatility was based on the historical volatility of BWAY Holding common stock, which was publicly traded between June 2007 and June 2010. We believe the historical volatility of BWAY Holding common stock is currently the best indicator of future volatility for purposes of determining fair value using the model. Prior to 2010, Predecessor used the historical volatility of its subsidiary’s stock due to insufficient trading history of Predecessor’s stock and the subsidiary’s stock was considered the best available indicator of future volatility.

(3)	The risk-free interest rate is based on the yield curve of U.S. Treasury securities for a period corresponding with the expected term of the option.

(4)

The expected term is estimated using a “simplified” method, which is applicable to “plain-vanilla” options. This method is allowable for companies that conclude that their historical exercise experience does not provide a reasonable basis upon which to estimate an expected term. We concluded that sufficient historical data was not available to enable a determination of a reasonable exercise experience.

12.	INCOME TAXES

The (benefit from) provision for income taxes consists of the following:

	Successor			Predecessor
	BWAY Parent	BWAY Intermediate	BWAY Parent BWAY Intermediate
($ in millions)	Year Ended 2011	Year Ended 2011	Period From June 16, 2010 to September 30, 2010	Period From September 28, 2009 to June 15, 2010	Year Ended 2009
(Benefit from) provision for income taxes
U.S.	$(1.8)	$4.9	$1.5	$(29.4)	$16.4
Foreign	(0.3)	(0.3)	–	(0.9)	1.0
State	(0.5)	–	0.6	(4.2)	1.3

Current provision for income taxes	(2.6)	4.6	2.1	(34.5)	18.7
Deferred tax (benefit) expense	(7.0)	(7.0)	(2.8)	18.6	(7.5)

(Benefit from) provision for income taxes	$(9.6)	$(2.4)	$(0.7)	$(15.8)	$11.2

The (benefit from) provision for income taxes differs from the amount determined by applying the U.S. statutory rate to pretax (loss) income as a result of the following:

	Successor			Predecessor
	BWAY Parent	BWAY Intermediate	BWAY Parent BWAY Intermediate
($ in millions)	Year Ended 2011	Year Ended 2011	Period From June 16, 2010 to September 30, 2010	Period From September 28, 2009 to June 15, 2010	Year Ended 2009
Reconciliation of the (benefit from) provision for income taxes with the federal statutory rate
(Benefit from) provision for income taxes at the U.S. federal statutory rate	$(54.0)	$(47.3)	$(4.2)	$(18.5)	$12.1
Increase (decrease) due to:
State tax (benefit) expense, net	(1.1)	(0.6)	(0.2)	(1.0)	0.9
Foreign tax rate differences	2.2	2.2	0.1	0.4	0.2
Non-deductible merger related transaction costs	0.2	0.2	3.9	4.1	–
Statutory rate changes	1.2	1.2	–	–	(0.5)
Section 199 deduction	–	–	(0.1)	–	(1.1)
Foreign tax credit	(0.1)	(0.1)	(0.1)	(0.2)	(0.3)
Valuation allowance	7.3	7.3	–	–	–
Goodwill impairment loss	32.7	32.7	–	–	–
Other, net	2.0	2.0	(0.1)	(0.6)	(0.1)

(Benefit from) provision for income taxes	$(9.6)	$(2.4)	$(0.7)	$(15.8)	$11.2

Effective tax rate expressed as a percentage of (loss) income before income taxes	6.2%	1.8%	6.0%	30.0%	32.3%

The components of deferred tax assets and liabilities as of the dates indicated were:

	September 30
($ in millions)	2011	2010
Deferred tax liabilities
Property, plant and equipment	$(37.4)	$(28.7)
Intangible assets	(132.1)	(149.1)
Other	(1.0)	(0.4)

Total deferred tax liabilities	(170.5)	(178.2)

Deferred tax assets
Restructuring reserves	0.7	0.6
Employee benefits	17.2	16.4
Inventory	1.7	1.6
Accounts receivable	0.6	0.5
Stock-based compensation expense	0.4	–
Unrecognized tax benefits	1.1	0.6
Net operating loss carryforwards	11.0	–
Other	6.3	9.1

Total deferred tax assets	39.0	28.8
Valuation allowance	(7.3)	–

Net deferred tax assets	31.7	28.8

Net deferred tax liability	$(138.8)	$(149.4)

Net deferred tax assets (current)	$10.7	$9.0
Net deferred tax liabilities (noncurrent)	(149.5)	(158.4)

Net deferred tax liability	$(138.8)	$(149.4)

At September 30, 2011, deferred tax assets included federal net operating loss carryforwards of $6.4 million, state net operating loss carryforwards of $3.1 million and foreign net operating loss carryforwards of $1.5 million. Due to the uncertainty of ultimate realization, the foreign net operating loss carryforwards have been fully offset by a valuation allowance. These net operating loss carryforwards have various expiration dates through 2029.

In addition to the $1.5 million valuation allowance on foreign net operating loss carryforwards at September 30, 2011, due to the uncertainty of ultimate realization we had a valuation allowance of $5.8 million to fully offset certain foreign net deferred tax assets.

A reconciliation of the beginning and ending liability for unrecognized tax benefits for the periods ended:

	Successor		Predecessor
($ in millions)	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010	Year Ended 2009
Unrecognized tax benefits
Beginning balance	$1.6	$0.8	$0.9	$2.0
Increases in tax positions for prior years	–	0.8	–	0.3
Increases in tax positions for current year	–	–	–	0.1
Settlements with taxing authorities	–	–	(0.1)	(0.6)
Lapse in statute of limitations	–	–	–	(1.1)
Acquisitions	–	–	–	0.2

Ending balance	$1.6	$1.6	$0.8	$0.9

We file income tax returns in the U.S., Canada and Puerto Rico, as well as in multiple state and provincial jurisdictions therein. With few exceptions, we are no longer subject to income tax examinations by any taxing authorities for years prior to 2008.

Included in the total liability for unrecognized tax benefits at September 30, 2011 is approximately $0.8 million that, if recognized, would affect the effective tax rate in future periods.

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At each of September 30, 2011 and September 30, 2010, we had accrued interest of $0.2 million and accrued penalties of $0.2 million that are not included in the above table. In each of 2011 and Successor 2010, we recognized $0.1 million in interest that was offset by amounts paid to settle with various state authorities.

We do not expect any significant changes to the unrecognized tax benefits in fiscal 2012.

In 2011 and the period from June 16, 2010 to September 30, 2011, we recorded deferred tax benefits of $1.4 million and $0.7 million, respectively, to stockholders’ equity related to adjustments to pension and other postemployment benefit obligations. In the period from September 28, 2009 to June 15, 2010 and in 2009, we recorded deferred tax benefits of $15.2 million and $1.8 million, respectively, to stockholders’ equity primarily related to excess tax benefits from the exercise of stock options, including options settled in the Merger, and to adjustments to pension and other postemployment benefit obligations. The $15.2 million recognized in the period from September 28, 2009 to June 15, 2010 includes $14.8 million related to stock options settled in the Merger.

13.	LEASE COMMITMENTS

We typically lease manufacturing facilities, warehouses and office space using operating leases. We lease equipment under operating and capitalized leases. We recorded lease expenses of $16.5 million in 2011, $3.6 million in the period from June 16, 2010 to September 30, 2010, $8.7 million in the period from September 28, 2009 to June 15, 2010 and $11.6 million in 2009.

Future minimum lease payments under non-cancelable lease commitments as of September 30, 2011:

($ in millions)	Capitalized Leases	Operating Leases
Fiscal year ending September 30
2012	$1.6	$13.9
2013	1.6	11.7
2014	1.5	10.6
2015	1.4	10.5
2016	1.2	8.6
2017 and thereafter	7.3	23.7

Total minimum lease payments	14.6	$79.0

Less: imputed interest	(4.5)

Present value of minimum capitalized lease payments	10.1
Less: current portion of capitalized lease obligations	(0.9)

Long-term capitalized lease obligations	$9.2

At September 30, 2011, there was approximately $9.1 million of property, plant and equipment, net, related to assets held under capital leases.

14.	EMPLOYEE BENEFIT OBIGATIONS

Pension and Postretirement Benefit Plans

We have two defined benefit pension plans that cover certain hourly and salaried employees. The plans have been frozen and benefits under the plans are determined based on a participant’s compensation and period of employment as of the date the plans were frozen.

We provide postretirement medical benefits to certain union employees in accordance with certain of our collective bargaining agreements. The plan is closed to new participants.

The measurement dates used to determine pension benefit obligations and other postretirement benefit obligations are September 30, 2011, September 30, 2010 and June 15, 2010.

The components of net periodic benefit cost for the periods indicated were:

	Successor		Predecessor
($ in millions)	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010	Year Ended 2009
Defined benefit pension plans
Interest cost	$1.5	$0.5	$1.1	$0.9
Expected return on plan assets	(1.4)	(0.4)	(0.7)	(0.7)
Amortization of actuarial loss	–	–	0.2	0.1

	0.1	0.1	0.6	0.3

Other benefits
Interest cost	0.4	0.1	0.3	0.4
Recognized net actuarial loss	–	–	–	0.1

Total net periodic benefit cost	$0.4	$0.1	$0.3	$0.5

The following table reflects the change in the fair value of plan assets and projected benefit obligation and weighted-average assumptions for the periods indicated:

	Pension Benefits			Other Benefits
	Successor		Predecessor	Successor		Predecessor
($ in millions)	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010
Change in benefit obligation
Benefit obligation, beginning of period	$31.0	$28.7	$28.9	$7.8	$7.2	$7.5
Interest cost	1.5	0.5	1.1	0.4	0.1	0.3
Actuarial loss (gain)	1.0	2.1	(0.3)	0.6	0.6	(0.2)
Benefit payments	(1.4)	(0.3)	(1.0)	(0.4)	(0.1)	(0.4)

Benefit obligation, end of period	32.1	31.0	28.7	8.4	7.8	7.2

Change in plan assets
Fair value of plan assets, beginning of period	17.3	14.4	14.9	–	–	–
Fair value adjustment in purchase accounting	–	1.6	–	–	–	–
Actual return on plan assets	(0.5)	1.2	(0.6)	–	–	–
Company contributions	2.3	0.4	1.1	0.4	0.1	0.4
Benefit payments	(1.4)	(0.3)	(1.0)	(0.4)	(0.1)	(0.4)

Fair value of plan assets, end of period	17.7	17.3	14.4	–	–	–

Funded status	$(14.4)	$(13.7)	$(14.3)	$(8.4)	$(7.8)	$(7.2)

Amounts recognized in the balance sheet
	September 30			September 30
	2011	2010		2011	2010
Current liabilities	$–	$–		$(0.6)	$(0.5)
Other liabilities	(14.4)	(13.7)		(7.8)	(7.3)

Funded status	$(14.4)	$(13.7)		$(8.4)	$(7.8)

	Pension Benefits			Other Benefits
	Successor		Predecessor	Successor		Predecessor
	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010
Assumptions used to determine benefit obligations
Discount rate	4.86%	4.93%	5.60%	4.67%	4.75%	5.60%

Assumptions used to determine net periodic benefit cost
Discount rate	4.93%	5.60%	5.50%	4.75%	5.60%	5.33%
Expected return on plan assets	8.00%	8.00%	8.00%	n/a	n/a	n/a

Assumed health care cost trend rates
Health care cost trend rates assumed for next year (Pre-65)	n/a	n/a	n/a	8.50%	9.50%	9.50%
Health care cost trend rates assumed for next year (Post-65)	n/a	n/a	n/a	8.00%	9.50%	9.50%
Rate to which the health care cost trend rate is assumed to decline (ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2018	2016	2016

The accumulated benefit obligation for the defined benefit pension plans was $32.1 million and $31.0 million at September 30, 2011 and September 30, 2010, respectively. The accumulated benefit obligation for the other benefit plan was $8.4 million and $7.8 million at September 30, 2011 and September 30, 2010, respectively.

Our defined benefit pension and other postretirement benefit costs and obligations are dependent on actuarial assumptions in calculating such amounts. These assumptions, which we review periodically, include the discount rate, long-term expected rate of return on plan assets, healthcare cost trend rate and other economic and demographic factors. In estimating discount rates for the defined benefit pension plan and the other postretirement benefit plans, we evaluate the AA-rated corporate long-term bond yield rate in the United States at the end of our fiscal year as an estimate of the rate that would generate matching cash flows to pay benefits under the plans if invested in a portfolio of high quality debt instruments. The long-term expected rate of return on plan assets is based on a combination of historical results of the portfolio and our expectation of future returns that we expect to realize over the estimated remaining life of the plan liabilities that will be funded with the plan assets.

The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook and an assessment of the likely long-term trends. Since the defined benefit pension plans were frozen, as discussed above, we did not make salary growth assumptions.

The fair value of pension plan assets at September 30, 2011 by asset class is as follows:

($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Cash	$0.7	$0.7	$–	$–
U.S. equity securities	0.9	0.9	–	–
Mutual funds (a)	10.9	–	10.9	–
Deferred annuity contracts (b)	5.2	–	–	5.2

Total pension plan assets	$17.7	$1.6	$10.9	$5.2

The fair value of pension plan assets at September 30, 2010 by asset class is as follows:

($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Cash	$0.4	$0.4	$–	$–
U.S. equity securities	0.8	0.8	–	–
Mutual funds (a)	10.7	10.7	–	–
Deferred annuity contracts (b)	5.4	–	–	5.4

Total pension plan assets	$17.3	$11.9	$–	$5.4

(a)	The majority of mutual funds are invested in international portfolios.

(b)

These contracts are investment instruments that allow the plan to invest in a range of securities offered by ING that consist primarily of equity and fixed income mutual funds. The contracts provide the plan with two possible outcomes based on the age of the annuitants tied to the contracts:

a.

If the annuitant dies before age 90, the plan receives a death benefit value based on the greater of investment accumulation value, an established high-water mark or a 7% guaranteed return applied to the initial investment and subsequent credits.

b.

If the annuitant dies after age 90, the plan can either redeem the annuity contracts for a value equal to the underlying investments or it can elect to receive annuity payments for the latter of 10 years or until the annuitant’s death.

The fair value of the deferred annuity contracts is based on a value determined with the assistance of an independent valuation firm. In determining an estimate of fair value, we used quoted market prices of the underlying securities, plus estimates of fair values for the death benefit and other options available under the contracts, less an estimate of the fair value of the annuity fees. The estimated fair value includes assumptions based upon the mortality rates of the underlying annuitants, the risk free rates of return plus the equivalent AA corporate bond yield, and the credit ratings of the counterparty, among others

The decrease in fair value of level 3 plan assets from September 30, 2010 to September 30, 2011 is due to the actual return on plan assets still held at September 30, 2011.

Target asset allocations for the defined benefit plans is set to maintain an asset split of 60% in equities and 40% in bonds. Actual asset allocations at September 30, 2011 and September 30, 2010 are within our target allocations.

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a determined level of risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and non-domestic stock, as well as growth, value and small and large capitalizations. Other assets such as real estate, private equity and hedge funds may be used to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

Estimated future benefit payments under the defined benefit pension plans and other postretirement benefits by fiscal year are as follows:

($ in millions)	Pension Benefits	Other Benefits
Years ending September 30
2012	$1.5	$0.6
2013	1.5	0.5
2014	1.6	0.6
2015	1.7	0.5
2016	1.8	0.5
2017 - 2021	$9.5	$2.9

In 2012, we expect to contribute approximately $2.5 million to the pension plans and pay approximately $0.6 million for other postretirement benefits.

Assumed health care cost trend rates could have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

($ in millions)	1% Increase	1% Decrease
Effect on total of service and interest components	$–	$–
Effect on accumulated postretirement benefit obligation	$0.9	$(0.8)

Defined Contribution Plans

We offer qualified defined contribution plans that cover substantially all full-time employees. Under the plans, we match employee contributions up to a certain limit. Our net contributions to these plans were $3.2 million and $1.0 million in 2011 and the period from June 16, 2010 to September 30, 2010, respectively, and $2.6 million in each of the period from September 28, 2009 to June 15, 2010 and 2009. We also have a plan that provides for a deferred profit sharing component, which is funded at the discretion of the compensation committee. There were no contributions related to the deferred profit sharing component of the plan in any of the periods presented herein.

Supplemental Executive Retirement Plan Benefits

We provide retirement benefits to certain current and former executives in the form of supplemental executive retirement plan (“SERP”) benefits. We recorded expenses of $0.3 million in 2011, $0.5 million in the period from June 16, 2010 to September 30, 2010, $0.5 million in the period from September 28, 2009 to June 15, 2010, and $1.0 million in 2009 related to these plans using discount rates of 4.75%, 4.68%, 5.38% and 5.5%, respectively. We paid SERP benefits of approximately $0.7 million in 2011, $0.1 million in the period from June 16, 2010 to September 30, 2010, $0.6 million in the period from September 28, 2009 to June 15, 2010, and $0.7 million in 2009. We had accrued SERP liabilities of $6.5 million at September 30, 2011 and $6.9 million at September 30, 2010. The current and the noncurrent portions of the SERP liability are recorded in other current liabilities and other liabilities, respectively, in the consolidated balance sheets. The liabilities at the end of 2011 and 2010 were determined using a discount rate of 4.75% and 4.7%, respectively. The SERPs are unfunded.

Estimated future benefit payments under the SERP agreements are as follows:

($ in millions)	SERP Benefits
Years ending September 30
2012	$0.7
2013	0.7
2014	0.7
2015	0.6
2016	0.6
2017 - 2021	2.1

Multiemployer Pension Plans

Certain of our union employees are covered by union sponsored multiemployer pension plans. Generally, we have no obligations to these plans other than to remit employee withholdings or company contributions and the funded status of the plan is not reflected in our financial statements. However, if we close a manufacturing facility and stop contributing to a multiemployer plan, if applicable, we could be subject to a pension withdrawal liability, as was the case when we closed our Franklin Park facility in 2008. Generally, the liability is determined at the end of the plan year in which an employer withdraws. The participating employer would be required to pay to the fund its pro rata share of any plan deficit at the end of the plan year. The employer would not be entitled to any portion of a plan surplus.

At September 30, 2011 and September 30, 2010, we had accrued liabilities for pension withdrawal liabilities related to the closure of the Franklin Park facility of $4.4 million and $4.6 million, respectively. Annual payments on these pension withdrawal liabilities, which are paid on a monthly basis and include interest, are approximately $0.4 million through July 2029 and $0.2 million thereafter though September 2030.

We contribute to certain union sponsored defined contribution plans that provide benefits to certain union employees under collective bargaining agreements. Our contributions to these plans were approximately $1.2 million in 2011, $0.2 million in the period from June 16, 2010 to September 30, 2010, $0.8 million in the period from September 28, 2009 to June 15, 2010, and $1.0 million in 2009.

15.	RELATED PARTY TRANSACTIONS

Income Taxes

BWAY Parent and its domestic subsidiaries, including BWAY Intermediate, file a consolidated federal income tax return. The companies file state tax returns on a consolidated, combined or separate basis depending on applicable tax laws.

At September 30, 2011, included in BWAY Intermediate’s income tax receivable was the income tax benefit from interest expense related to the PIK Notes issued by BWAY Parent. In 2011, the tax benefit was $7.1 million. In the consolidated statements of stockholder’s equity and in Note 17, “Supplemental Cash Flow Disclosures,” BWAY Intermediate shows the $7.1 million as a non-cash contribution by BWAY Parent.

MDP

In 2011, BWAY Parent paid affiliates of MDP a $1.5 million transaction fee pursuant to the Management Services Agreement (as defined below) in connection with the issuance of the PIK Notes. The transaction fee was paid using proceeds from the issuance of the PIK Notes and is included in other expense in BWAY Parent’s consolidated statements of operations. This transaction fee was in addition to the dividend of approximately $138.4 million paid to BWAY Parent’s stockholders, which included affiliates of MDP, in connection with the issuance of the PIK Notes.

At the closing of the Merger, BWAY Intermediate paid Madison Dearborn Partners V-B, L.P. and Madison Dearborn Partners VI-B, L.P., each an affiliate of MDP (collectively, the “MDP Management Services Affiliates”), an aggregate transaction fee of approximately $5.0 million plus the reimbursement of approximately $0.5 million of out-of-pocket expenses incurred in connection with the Merger.

Upon closing of the Merger, we also entered into a management services agreement (the “Management Services Agreement”) with the MDP Management Services Affiliates and BWAY Intermediate pursuant to which the MDP Management Services Affiliates will provide the Company with certain management and consulting services and financial and other advisory services. Pursuant to the agreement, the MDP affiliates may receive a transaction fee in connection with the consummation of certain corporate transactions as well as reimbursement for out-of-pocket expenses.

16.	RESTRUCTURING

The components of restructuring liabilities by reportable segment, including certain amounts not allocated to a segment, as of the dates indicated and the change in the liabilities during the period were as follows:

($ in millions)	Balance, September 30, 2010	Additions	Expenditures	Balance, September 30, 2011
Plastic packaging segment

Severance and benefit costs	$0.1	$1.3	$(0.7)	$0.7
Facility closure costs	0.4	1.3	(1.3)	0.4

Total plastic packaging segment	0.5	2.6	(2.0)	1.1

Metal packaging segment

Severance and benefit costs	0.2	0.2	(0.4)	–
Pension withdrawal liabilities	4.6	–	(0.2)	4.4
Facility closure costs	2.0	–	(1.0)	1.0

Total metal packaging segment	6.8	0.2	(1.6)	5.4

Corporate unallocated

Severance and benefit costs	0.2	1.5	(0.3)	1.4

Total restructuring liabilities	$7.5	$4.3	$(3.9)	$7.9

Balance by line item:
Current liabilities	$3.1			$3.6
Other liabilities	4.4			4.3

Total restructuring liabilities	$7.5			$7.9

On-going Restructuring Initiatives

The following restructuring activities are either currently underway or we are still incurring restructuring expenses.

Macon. In the fourth quarter of 2011, management committed to a plan to close the Macon, Georgia manufacturing facility acquired in the Plastican acquisition. We expect to cease production at the facility by the end of the first quarter of 2012. Manufacturing and certain equipment will be transferred to other of our manufacturing facilities. We expect to incur $1.4 million of restructuring costs related to this closure for severance and benefits, leasehold related costs and facility closure and holding costs. In 2011, we recorded restructuring expenses of $0.6 million, primarily to accrue severance and benefits. The lease on the facility expires in October 2012.

Phoenix. In the first quarter of 2011, management committed to a plan to close the Phoenix, Arizona manufacturing facility acquired in the Plastican acquisition. We ceased production at the facility in the second quarter of 2011 and relocated manufacturing and certain equipment to other of our manufacturing facilities. In 2011, we recorded restructuring expenses of $0.4 million, primarily related to leasehold costs and severance and benefits. The lease on the facility expired in October 2011.

Plastican. In the second quarter of 2011, we discontinued the use of a leased warehouse acquired in the Plastican acquisition. In 2011, we recorded restructuring expenses of $0.8 million related leasehold costs and certain holding costs. The lease expires in September 2012. In 2011, we also incurred restructuring expenses of $0.2 million related to severance and benefits of certain salaried positions eliminated following the acquisition.

Central Can. In conjunction with the Central Can acquisition in 2009, Predecessor implemented a plan to close our Brampton, Ontario facility. In 2011, we recorded a reduction to restructuring expense of $0.2 million, primarily related to revised sublease assumptions on the closed Brampton facility. We will continue to incur certain holding costs associated with the facility until the expiration of the lease in July 2016. These holding costs are expensed as incurred.

Corporate. In 2011, management committed to a plan to eliminate certain salaried positions. In 2011, we recorded restructuring expenses of $1.4 million associated with this plan for severance and benefits. All of the positions have been terminated.

In May 2009, Predecessor implemented a plan to eliminate its operating divisions and restructure management in order to operate the company as a single entity. In 2011, we recorded restructuring expenses of $0.1 million, primarily related to holding costs associated with employee relocations. Although all affected employees have been terminated or relocated, we will continue to incur holding costs associated with real estate for certain relocated employees. These costs are expensed as incurred.

Other Initiatives. In May 2008, Predecessor closed the Franklin Park, Illinois and Cleveland, Ohio manufacturing facilities in conjunction with productivity and cost-savings initiatives. Although operations have ceased, we will continue to incur certain holding costs until the Franklin Park lease expires in 2012. The Cleveland lease expired in 2011. In 2011, we recorded restructuring expenses of $0.5 million, primarily related to holding costs, which are expensed as incurred.

17.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The following information supplements the consolidated statements of cash flows:

	Successor		Predecessor
($ in millions)	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010	Year Ended 2009
Net cash paid (refunded) for:
Interest	$48.2	$7.5	$28.1	$29.0
Income taxes	(1.6)	(28.5)	11.3	13.0
Business acquisitions
Fair value of assets acquired, net of cash acquired	$106.9	$–	$32.9	$60.7
Fair value of liabilities assumed, including debt repaid at closing	(54.7)	–	(0.6)	(33.0)

Cash paid for business acquisitions, net of cash acquired	$52.2	$–	$32.3	$27.7

Non-cash investing and financing activities
Amounts owed for capital expenditures	$0.5	$1.8	$1.4	$0.7
Assets acquired through capital lease	1.1	–	0.8	–
Interest paid-in-kind on PIK Notes (1)	8.4	–	–	–
Non-cash contribution by BWAY Parent (2)	7.1	–	–	–

(1)	Applicable only to BWAY Parent.
(2)	Applicable only to BWAY Intermediate. See “Income Taxes” in Note 15, “Related Party Transactions.”

18.	COMMITMENTS AND CONTINGENCIES

Environmental

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in material compliance with all applicable environmental, health and safety laws, although future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. We do not expect to incur material capital expenditures for environmental control projects in the next 12 months.

Some of our current and former facilities are currently involved in environmental investigations, remediation or other claims resulting from the release of hazardous substances or the presence of other contaminants. While we do not believe that any identified investigation or remediation obligations will have a material adverse effect on our financial position, results of operations or cash flows, there is no assurance that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material effect on our financial position, results of operations or cash flows.

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

From time to time, we receive requests for information or are identified as a potentially responsible party (“PRP”) pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to liability for cleanup of off-site waste disposal sites utilized by current or former facilities or our predecessors in interest. While we do not believe that any of these identified matters will have a material effect on our financial position, results of operations or cash flows, there is no assurance that such obligations will not arise in the future.

We are a member of a PRP group related to a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to Predecessor’s acquisition of the facility in 1989. The Company joined the PRP group in order to reduce exposure, which is estimated to be approximately $0.1 million.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We believe that the resolution of environmental matters, individually or in the aggregate, materially in excess of amounts accrued, is not reasonably possible. At September 30, 2011 and September 30, 2010, we had accrued approximately $0.2 million related to environmental liabilities (including the matters described above). Our environmental accrual is an estimate and future expenditures may exceed our estimate. Environmental related liabilities are included in other current liabilities in the consolidated balance sheets.

Self Insurance

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of historical claims. At September 30, 2011 and September 30, 2010, we had accrued approximately $7.9 million and $7.2 million, respectively, related to these self-insurance liabilities, which are included in other current liabilities in the consolidated balance sheets.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial position, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described above. At each of September 30, 2011 and September 30, 2010, we had accrued liabilities related to pending litigation matters of approximately $0.3 million, which were included in other current liabilities in the consolidated balance sheets.

Lead Pigment and Lead Paint Litigation

Wisconsin Personal Injury Lawsuits

In late 2006 and early 2007, our Armstrong Containers, Inc. (“Armstrong”) subsidiary was named as an alleged successor-in-interest in thirty-three lead paint related personal injury lawsuits in Wisconsin. By 2008, all but six of these cases were dismissed without prejudice, leaving only the Godoy, Burton, Clark, Gibson, Stokes and Owens cases (previously disclosed).

After an unsuccessful appeal to the Wisconsin Supreme Court, the Godoy plaintiff filed, and the court granted, a motion to dismiss his claims without prejudice. During the pendency of the Godoy appeal to the Wisconsin Supreme Court, the proceedings in the Burton, Clark, Gibson, Stokes and Owens matters were stayed. After the stays were lifted, the Gibson defendants filed, and the court granted, a motion for summary judgment as to the Gibson plaintiff’s claims. Plaintiff has appealed this decision to the Seventh Circuit Court of Appeals.

Following the dismissal of the Gibson lawsuit, defendants in Clark, Burton, Stokes, Owens and Sifuentes filed motions for summary judgment on the same grounds as their motion for summary judgment in Gibson. Defendants also requested a stay of Clark, Burton, Stokes, Owens and Sifuentes pending the outcome of the plaintiffs’ appeal in Gibson. During a January 13, 2011 status conference, the Clark court granted defendants’ motion to stay all proceedings without ruling on defendants’ motion for summary judgment. On April 5, 2011, the court in Burton, Stokes, Owens and Sifuentes denied defendants’ motions for summary judgment in each of those cases. Contemporaneously therewith, the court stayed each of those cases pending the outcome of the Gibson appeal.

In January 2011, two additional lawsuits were filed on behalf of current and former Wisconsin residents alleging injuries caused by exposure to lead paint in which Armstrong was named as a defendant: Allen et. al v. American Cyanamid Co. et al. (“Allen”) and Williams et al. v. Goodwin et. al. (“Williams”).

On May 19, 2011, the defendants in Allen, including Armstrong, filed three joint motions: (1) a motion to dismiss for lack of jurisdiction, (2) a motion to dismiss or, in the alternative, to sever for misjoinder and (3) a motion to stay the case pending the outcome of the Gibson appeal. On June 29, 2011, the Court entered an Order staying the Allen matter pending the outcome of the Gibson appeal without ruling on defendants’ motion to dismiss.

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

On July 1, 2011, Armstrong was served with a new lead paint personal injury lawsuit filed against various lead industry defendants, including Armstrong: Valoe v. American Cyanamid Co., et al. (“Valoe”). Armstrong filed its Answer to the Valoe Complaint on August 29, 2011. Pursuant to an agreement among the parties, the Valoe case is stayed pending the outcome of the Gibson appeal.

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

All of these cases currently are stayed pending the outcome of the Gibson appeal.

The amount of each claim pending is unknown and no cases to date have been settled.

Each lawsuit served upon Armstrong has been tendered to Armstrong’s insurers, for which Armstrong had insurance policies in place during the potentially relevant period. Various insurers are participating in the defense of the cases.

Although we continue to believe that we have valid defenses against the plaintiffs in the lead paint related personal injury litigation, litigation is inherently subject to many uncertainties. We cannot predict with any degree of certainty the potential liability or likelihood of the outcome of this litigation. In addition, because of the dismissal of prior cases, we are unable to provide additional information concerning the underlying risks of the lead paint related personal injury cases. As such, we are unable to provide a range of reasonably possible losses related to this litigation. At September 30, 201, we had not accrued any amounts for lead paint related personal injury claims.

California Public Nuisance Case

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

Litigation Related to the Merger

In April 2010, a putative stockholder class action lawsuit was filed in the Superior Court of Fulton County, State of Georgia, against BWAY Holding and others related to the Merger. In November 2010, the court issued a final order approving a settlement as agreed to between the parties and dismissing the case with prejudice. At September 30, 2010, we had $0.5 million accrued related to this litigation, which we paid in November 2010 following the issuance of the final order.

Letters of Credit

At September 30, 2011, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.2 million, primarily in favor of our workers’ compensation insurers.

Collective Bargaining Agreements

At September 30, 2011, 31% of our hourly employees worked under nine separate collective bargaining agreements. At September 30, 2011, three of the nine collective bargaining agreements, representing approximately 20% of the unionized workforce, will become amendable in the 12 months subsequent to September 30, 2011.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and plastic resin) and energy (primarily electricity and natural gas) used in our manufacturing processes.

19.	BUSINESS SEGMENTS

Management reviews operations along our product lines in two reportable segments: metal packaging and plastic packaging. We differentiate the segments based on the nature of the products they manufacture. The primary raw materials and manufacturing processes are unique for each segment. Our business segments are further described below.

Metal Packaging. The metal packaging segment includes our rigid metal containers made from steel, including paint cans and compounds, aerosol cans, oblong cans, a variety of other specialty cans and ammunition boxes. Metal packaging segment production facilities, generally, and manufacturing processes are distinct from those of our plastic packaging segment.

Plastic Packaging. The plastic packaging segment includes our rigid plastic containers made from plastic resin, including injection-molded plastic pails and blow-molded tight-head containers, hybrid and all-plastic paint cans, bottles and drums. Plastic packaging segment production facilities, generally, and manufacturing processes are distinct from those of our metal packaging segment.

We do not allocate stock-based compensation expense or certain other general administrative expenses to our business segments for reporting purposes. These unallocated expenses are included in our business segment disclosures as “corporate undistributed expenses.”

Our segment asset disclosures include those inventories, property, plant and equipment, goodwill and other intangible assets applicable to the segment. The accounting policies of our segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” There were no significant inter-segment sales in the periods presented in the financial statements. Management’s evaluation of segment performance is principally based on a measure of segment earnings, which we calculate as segment gross profit (excluding depreciation and amortization) less selling expenses (“Segment Earnings”).

The following tables set forth certain financial information attributable to our business segments for the periods indicated:

	Successor		Predecessor
($ in millions)	2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010	2009
Net sales (1)
Metal packaging	$693.6	$210.3	$445.8	$590.1
Plastic packaging	467.9	114.7	260.1	314.3

Consolidated net sales	$1,161.5	$325.0	$705.9	$904.4

Segment earnings (2)
Metal packaging	$130.7	$36.7	$79.0	$94.1
Plastic packaging	20.0	9.9	25.0	46.0

Segment earnings	$150.7	$46.6	$104.0	$140.1

(Loss) income before income taxes
BWAY Parent
Segment earnings	$150.7	$46.6	$104.0	$140.1
Amounts not allocated to segments	305.0	58.5	156.8	105.4

(Loss) income before income taxes	$(154.3)	$(11.9)	$(52.8)	$34.7

BWAY Intermediate
Segment earnings	$150.7	$46.6	$104.0	$140.1
Amounts not allocated to segments	285.7	58.5	156.8	105.4

(Loss) income before income taxes	$(135.0)	$(11.9)	$(52.8)	$34.7

Amounts not allocated to segments
BWAY Parent
Corporate undistributed expenses (3)	$10.8	$4.1	$13.8	$14.6
Other (4)	294.2	54.4	143.0	90.8

Total	$305.0	$58.5	$156.8	$105.4

BWAY Intermediate
Corporate undistributed expenses (3)	$10.3	$4.1	$13.8	$14.6
Other (4)	275.4	54.4	143.0	90.8

Total	$285.7	$58.5	$156.8	$105.4

Depreciation and amortization
Metal packaging	$50.5	$13.8	$16.8	$21.3
Plastic packaging	38.0	7.1	19.1	22.0

Segment depreciation and amortization	88.5	20.9	35.9	43.3
Corporate	3.4	1.1	1.2	1.5

Consolidated depreciation and amortization	$91.9	$22.0	$37.1	$44.8

(1)	In the periods presented, there were no significant intersegment sales.

(2)

Management uses a measure of segment earnings to evaluate segment performance. We calculate segment earnings as net sales less costs of products sold and selling expenses, each as related to the applicable segment. Segment earnings exclude depreciation and amortization.

(3)

Corporate undistributed expenses include stock-based compensation expense and certain other general administrative expenses not allocated to the segments for reporting purposes. Corporate undistributed expenses exclude depreciation and amortization and goodwill impairment loss.

(4)

Other includes amounts for the following line items from the consolidated statements of operations that are not allocated to segments: depreciation and amortization, restructuring expense, interest expense, net, merger transaction costs, business acquisitions cost, loss on extinguishment of debt, other and goodwill impairment loss.

The following table sets forth total assets attributable to our business segments as of the dates indicated:

	BWAY Parent		BWAY Intermediate
($ in millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Total assets
Metal packaging	$737.1	$682.5	$737.1	$682.5
Plastic packaging	224.1	384.8	224.1	384.8

Segment total assets	961.2	1,067.3	961.2	1,067.3
Corporate	281.2	295.7	276.6	295.7

Total assets	$1,242.4	$1,363.0	$1,237.8	$1,363.0

Capital expenditures by business segment for the periods ended:

	Successor		Predecessor
($ in millions)	Year Ended 2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010	2009
Capital expenditures
Metal packaging	$10.0	$1.6	$4.7	$5.4
Plastic packaging	15.7	2.7	8.0	9.2

Segment total	25.7	4.3	12.7	14.6
Corporate	11.1	2.1	5.4	3.9

Consolidated capital expenditures	$36.8	$6.4	$18.1	$18.5

The following table sets forth customer sales information by business segment for the periods indicated:

	Successor		Predecessor
($ in millions)	2011	Period from June 16, 2010 to September 30, 2010	Period from September 28, 2009 to June 15, 2010	2009
Percentage of sales to top ten customers
Metal packaging segment	46%	50%	50%	50%
Plastic packaging segment	30	42	42	42
Consolidated	33	42	42	42

Percentage of sales to the largest customer
Metal packaging segment	17%	19%	19%	19%
Plastic packaging segment	8	18	18	18
Consolidated	13	19	19	19

Percentage of sales by geographic location (based on location of customer)
United States	93%	92%	92%	92%
Canada	7	8	8	8

20.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

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

In the following tables, we present consolidating supplementary financial information for BWAY Holding (issuer of the 2018 Notes), BWAY Intermediate (parent guarantor of the issuer), BWAY Holding’s domestic guarantor subsidiaries and the non-guarantor subsidiary together with eliminations as of and for the periods indicated. Information presented for the Predecessor periods reflects comparative information for the issuer, guarantors and non-guarantor of the 2018 Notes and is not necessarily applicable to Predecessor.

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

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

September 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$–	$–	$78.1	$4.4	$–	$82.5
Accounts receivable, net	–	–	111.8	5.0	–	116.8
Inventories, net	–	–	114.6	2.6	–	117.2
Other current assets	–	–	76.8	1.0	(51.4)	26.4

Total current assets	–	–	381.3	13.0	(51.4)	342.9

Property, plant and equipment, net	–	–	162.1	13.7	–	175.8
Goodwill	–	–	307.3	–	–	307.3
Other intangible assets, net	–	–	368.8	11.2	–	380.0
Other assets	–	–	31.4	0.4	–	31.8
Intercompany	–	667.7	–	–	(667.7)	–
Investment in subsidiaries	155.0	155.0	(16.5)	–	(293.5)	–

Total assets	$155.0	$822.7	$1,234.4	$38.3	$(1,012.6)	$1,237.8

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$–	$–	$121.4	$4.5	$–	$125.9
Other current liabilities	–	–	100.1	1.6	(51.4)	50.3
Current portion of long-term debt	–	4.7	–	0.4	–	5.1

Total current liabilities	–	4.7	221.5	6.5	(51.4)	181.3

Long-term debt	–	663.0	–	41.1	–	704.1
Deferred tax liabilities	–	–	149.6	(0.1)	–	149.5
Intercompany	–	–	660.5	7.2	(667.7)	–
Other liabilities	–	–	47.8	0.1	–	47.9
Total stockholder’s equity (deficit)	155.0	155.0	155.0	(16.5)	(293.5)	155.0

Total liabilities and stockholder’s equity (deficit)	$155.0	$822.7	$1,234.4	$38.3	$(1,012.6)	$1,237.8

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

September 30, 2010

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$–	$–	$94.5	$6.8	$–	$101.3
Accounts receivable, net	–	–	115.7	5.3	–	121.0
Inventories, net	–	–	103.5	2.6	–	106.1
Other current assets	–	–	70.7	1.9	(46.1)	26.5

Total current assets	–	–	384.4	16.6	(46.1)	354.9
Property, plant and equipment, net	–	–	150.8	12.9	–	163.7
Goodwill	–	–	374.1	33.3	–	407.4
Other intangible assets, net	–	–	392.7	13.2	–	405.9
Other assets	–	–	31.1	–	–	31.1
Intercompany	–	646.8	–	–	(646.8)	–
Investment in subsidiaries	281.6	281.6	24.8	–	(588.0)	–

Total assets	$281.6	$928.4	$1,357.9	$76.0	$(1,280.9)	$1,363.0

Liabilities and Stockholder’s Equity

Current liabilities
Accounts payable	$–	$–	$129.2	$3.9	$–	$133.1
Other current liabilities	–	–	97.4	2.7	(46.1)	54.0
Current portion of long-term debt	–	4.5	–	0.4	–	4.9

Total current liabilities	–	4.5	226.6	7.0	(46.1)	192.0
Long-term debt	–	642.3	–	41.5	–	683.8
Deferred tax liabilities	–	–	156.9	1.5	–	158.4
Intercompany	–	–	645.6	1.2	(646.8)	–
Other liabilities	–	–	47.2	–	–	47.2
Total stockholder’s equity	281.6	281.6	281.6	24.8	(588.0)	281.6

Total liabilities and stockholder’s equity	$281.6	$928.4	$1,357.9	$76.0	$(1,280.9)	$1,363.0

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Condensed Consolidating Statement of Operations Information

For the year ended September 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$1,124.3	$37.2	$–	$1,161.5
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	968.7	32.9	–	1,001.6
Depreciation and amortization	–	–	87.5	4.4	–	91.9
Selling and administrative	–	–	18.8	0.7	–	19.5
Restructuring	–	–	4.2	0.1	–	4.3
Interest	–	–	50.8	2.1	–	52.9
Business acquisition	–	–	1.0	–	–	1.0
Other	–	–	0.6	0.1	–	0.7
Goodwill impairment loss	–	–	84.9	39.7	–	124.6

Total costs and expenses	–	–	1,216.5	80.0	–	1,296.5

Loss before income taxes	–	–	(92.2)	(42.8)	–	(135.0)
Benefit from income taxes	–	–	(0.6)	(1.8)	–	(2.4)
Equity in loss of subsidiaries	(132.6)	(132.6)	(41.0)	–	306.2	–

Net loss	$(132.6)	$(132.6)	$(132.6)	$(41.0)	$306.2	$(132.6)

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Condensed Consolidating Statement of Operations Information

For the period from June 16, 2010 to September 30, 2010

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$313.1	$11.9	$–	$325.0
Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	266.1	9.9	–	276.0
Depreciation and amortization	–	–	21.1	0.9	–	22.0
Selling and administrative	–	–	6.4	0.1	–	6.5
Restructuring	–	–	1.5	0.7	–	2.2
Interest	–	–	15.1	0.7	–	15.8
Merger transaction	–	–	13.9	–	–	13.9
Business acquisition	–	–	0.5	–	–	0.5
Other	–	–	0.3	(0.3)	–	–

Total costs and expenses	–	–	324.9	12.0	–	336.9

Loss before income taxes	–	–	(11.8)	(0.1)	–	(11.9)
Benefit from income taxes	–	–	(0.7)	–	–	(0.7)
Equity in loss of subsidiaries	(11.2)	(11.2)	(0.1)	–	22.5	–

Net loss	$(11.2)	$(11.2)	$(11.2)	$(0.1)	$22.5	$(11.2)

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Condensed Consolidating Statement of Operations Information

For the period from September 28, 2009 to June 15, 2010

($ in millions)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$674.6	$31.3	$–	$705.9

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	571.6	27.0	(0.1)	598.5
Depreciation and amortization	–	33.3	3.8	–	37.1
Selling and administrative	–	16.6	0.6	–	17.2
Restructuring	–	1.5	1.6	–	3.1
Interest	–	24.2	1.0	–	25.2
Merger transaction	–	16.5	–	–	16.5
Business acquisition	–	0.6	–	–	0.6
Loss on extinguishment of debt	–	59.3	0.6	–	59.9
Other	–	0.1	0.4	0.1	0.6

Total costs and expenses	–	723.7	35.0	–	758.7

Loss before income taxes	–	(49.1)	(3.7)	–	(52.8)
Benefit from income taxes	–	(14.5)	(1.3)	–	(15.8)
Equity in loss of subsidiaries	(37.0)	(2.4)	–	39.4	–

Net loss	$(37.0)	$(37.0)	$(2.4)	$39.4	$(37.0)

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Condensed Consolidating Statement of Operations Information

For the year ended September 27, 2009

($ in millions)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$852.5	$51.9	$–	$904.4

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	712.8	43.1	(0.4)	755.5
Depreciation and amortization	–	40.7	4.1	–	44.8
Selling and administrative	–	22.6	0.8	–	23.4
Restructuring	–	5.1	0.5	–	5.6
Interest	–	33.2	1.9	–	35.1
Loss on extinguishment of debt	–	4.8	–	–	4.8
Other	–	0.8	(0.7)	0.4	0.5

Total costs and expenses	–	820.0	49.7	–	869.7

Income before income taxes	–	32.5	2.2	–	34.7
Provision for income taxes	–	10.6	0.6	–	11.2
Equity in income of subsidiaries	23.5	1.6	–	(25.1)	–

Net income	$23.5	$23.5	$1.6	$(25.1)	$23.5

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the year ended September 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$–	$–	$91.1	$0.8	$–	$91.9

Cash flows from investing activities
Capital expenditures	–	–	(33.6)	(3.2)	–	(36.8)
Business acquisitions	–	–	(52.2)	–	–	(52.2)
Other	–	–	0.1	–	–	0.1
Change in intercompany	–	(12.9)	–	–	12.9	–

Net cash used in investing activities	–	(12.9)	(85.7)	(3.2)	12.9	(88.9)

Cash flows from financing activities
Proceeds from issuance of secured debt	–	24.9	–	–	–	24.9
Repayment of secured debt	–	(5.1)	–	–	–	(5.1)
Proceeds from revolving credit facility borrowings	–	170.0	–	–	–	170.0
Repayments of revolving credit facility borrowings	–	(170.0)	–	–	–	(170.0)
Repayment of acquired debt related to business acquisitions	–	–	(33.2)	–	–	(33.2)
Principal repayments under capital lease obligations	–		(1.5)	–	–	(1.5)
Payment of debt issuance costs	–	(6.9)	–	–	–	(6.9)
Change in intercompany	–	–	12.9	–	(12.9)	–

Net cash provided by (used in) financing activities	–	12.9	(21.8)	–	(12.9)	(21.8)

Net decrease in cash and cash equivalents	–	–	(16.4)	(2.4)	–	(18.8)
Cash and cash equivalents, beginning of period	–	–	94.5	6.8	–	101.3

Cash and cash equivalents, end of period	$–	$–	$78.1	$4.4	$–	$82.5

BWAY Intermediate Company, Inc. and Subsidiaries (Successor)

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the period from June 16, 2010 to September 30, 2010

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$–	$–	$60.4	$3.0	$–	$63.4

Cash flows from investing activities
Capital expenditures	–	–	(6.0)	(0.4)	–	(6.4)
Acquisition of BWAY Holding Company	(293.8)	(508.2)	–	–	293.8	(508.2)
Change in intercompany	–	(433.3)	–	–	433.3	–

Net cash used in investing activities	(293.8)	(941.5)	(6.0)	(0.4)	727.1	(514.6)

Cash flows from financing activities
Proceeds from issuance of secured debt	–	445.5	–	42.0	–	487.5
Repayments of secured debt	–	–	(149.8)	(47.1)	–	(196.9)
Proceeds from issuance of senior notes	–	202.2	–	–	–	202.2
Repayment of senior notes	–	–	(228.5)	–	–	(228.5)
Tender/consent premiums paid on tender of senior notes	–	–	(28.6)	–	–	(28.6)
Principal repayments under capital lease obligations	–	–	(0.2)	–	–	(0.2)
Proceeds from issuance of common stock	293.8	293.8	–	–	(293.8)	293.8
Payment of debt issuance costs	–	–	(27.1)	–	–	(27.1)
Change in intercompany	–	–	431.7	1.6	(433.3)	–

Net cash provided by (used in) financing activities	293.8	941.5	(2.5)	(3.5)	(727.1)	502.2

Effect of exchange rate changes on cash and cash equivalents	–	–	–	(0.6)	–	(0.6)

Net increase (decrease) in cash and cash equivalents	–	–	51.9	(1.5)	–	50.4
Cash and cash equivalents, beginning of period	–	–	42.6	8.3	–	50.9

Cash and cash equivalents, end of period	$–	$–	$94.5	$6.8	$–	$101.3

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the period from September 28, 2009 to June 15, 2010

($ in millions)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$–	$0.7	$1.4	$–	$2.1
Cash flows from investing activities
Capital expenditures	–	(17.5)	(0.6)	–	(18.1)
Business acquisitions	–	(32.3)	–	–	(32.3)
Other	–	0.4	–	–	0.4
Change in intercompany	–	27.0	(0.5)	(26.5)	–

Net cash used in investing activities	–	(22.4)	(1.1)	(26.5)	(50.0)

Cash flows from financing activities
Repayment of other long-term debt	–	(5.0)	(1.6)	–	(6.6)
Other	–	16.1	–	–	16.1
Change in intercompany	–	(26.5)	–	26.5	–

Net cash (used in) provided by financing activities	–	(15.4)	(1.6)	26.5	9.5

Effect of exchange rate changes on cash flows	–	–	0.6	–	0.6

Net decrease in cash and cash equivalents	–	(37.1)	(0.7)	–	(37.8)
Cash and cash equivalents, beginning of period	–	79.7	9.0	–	88.7

Cash and cash equivalents, end of period	$–	$42.6	$8.3	$–	$50.9

BWAY Intermediate Company, Inc. and Subsidiaries (Predecessor)

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the year ended September 27, 2009

($ in millions)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$–	$63.7	$7.6	$–	$71.3
Cash flows from investing activities
Capital expenditures	–	(17.2)	(1.3)	–	(18.5)
Acquisitions, net of cash acquired	–	(27.7)	–	–	(27.7)
Change in intercompany	–	3.1	0.5	(3.6)	–

Net cash used in investing activities	–	(41.8)	(0.8)	(3.6)	(46.2)

Cash flows from financing activities
Repayments of long-term debt, net	–	(14.4)	(3.7)	–	(18.1)
Payment of debt issuance costs	–	(5.5)	–	–	(5.5)
Other	–	(2.3)	–	–	(2.3)
Change in intercompany	–	(3.6)	–	3.6	–

Net cash used in financing activities	–	(25.8)	(3.7)	3.6	(25.9)

Effect of exchange rate changes on cash and cash equivalents	–	–	(2.6)	–	(2.6)

Net (decrease) increase in cash and cash equivalents	–	(3.9)	0.5	–	(3.4)
Cash and cash equivalents, beginning of period	–	83.6	8.5	–	92.1

Cash and cash equivalents, end of period	$–	$79.7	$9.0	$–	$88.7

21.	VALUATION AND QUALIFYING ACCOUNTS

($ in millions)	Balance, Beginning of Period	Additions Charged to Expense	Deductions (a)	Balance, End of Period
Allowance for doubtful accounts
Successor
Year ended September 30, 2011	$0.5	$0.5	$0.2	$0.8
Period from June 16, 2010 to September 30, 2010	0.6	–	0.1	0.5
Predecessor
Period from September 28, 2009 to June 15, 2010	0.5	0.2	0.1	0.6
Year ended September 27, 2009	1.2	0.2	0.9	0.5

(a)	Represents the net write-offs of uncollectible items.

22.	CONDENSED FINANCIAL INFORMATION

BWAY Parent

The following condensed financial information has been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X and includes only the accounts of BWAY Parent. BWAY Parent is not a guarantor of the 2018 Notes issued by BWAY Holding nor is it a guarantor of BWAY Holding’s credit facilities. BWAY Parent was formed on February 10, 2010 for purposes of acquiring BWAY Holding. See Note 1, “General” for information on BWAY Parent and the acquisition. There was no activity on BWAY Parent prior to the Merger.

Condensed Balance Sheet Information

	September 30
($ in millions)	2011	2010
Assets
Cash	$0.8	$–
Investment in BWAY Intermediate	155.0	281.6
Other assets	3.8	–

Total assets	$159.6	$281.6

Liabilities and Stockholders’ (Deficit) Equity
Other current liabilities	$0.3	$–
PIK Notes	154.7	–
Non-current accrued interest	7.2	–
Other liabilities	0.1	–
Stockholders’ (deficit) equity	(2.7)	281.6

Total liabilities and stockholders’ (deficit) equity	$159.6	$281.6

At September 30, 2011, BWAY Parent had 29,364,465 shares of $0.01 par value common stock outstanding, which was held by investment firms affiliated with MDP and certain members of management.

BWAY Intermediate is generally prohibited from paying dividends to BWAY Parent.

On October 26, 2010, BWAY Parent issued $150.0 million of 10.125%/10.875% senior PIK toggle notes due November 2015. BWAY Parent used a portion of the proceeds from the notes to pay a dividend to its shareholders of $4.71 per share, or $138.4 million. The notes were issued at a discount to par of 97.0%. BWAY Parent paid an underwriting fee of approximately $3.8 million and paid MDP a transaction fee of $1.5 million.

In May 2011, BWAY Parent issued an additional $8.4 million of PIK Notes to satisfy its interest obligation.

Condensed Statement of Operations Information

($ in millions)	Year ended September 30, 2011	Period from March 17, 2010 to September 30, 2010
Interest expense	$17.3	$–
Other	2.0	–

Total expenses	19.3	–

Loss before income taxes	(19.3)	–
Benefit from income taxes	(7.2)	–
Equity in loss of BWAY Intermediate Company	(132.6)	(11.2)

Net loss	$(144.7)	$(11.2)

Condensed Statement of Cash Flows Information

($ in millions)	Year ended September 30, 2011	Period from March 17,2010 to September 30, 2010
Net cash used in operating activities	$(1.3)	$–

Cash flows from investing activities
Investment in BWAY Holding	–	(293.8)

Cash flows from financing activities
Issuance of common stock	–	293.8
Proceeds from issuance of PIK Notes	145.5	–
Payment of dividend to stockholders	(138.4)	–
Payment of debt issuance costs	(5.0)	–

Net cash provided by financing activities	2.1	293.8

Change in cash and cash equivalents	0.8	–
Cash and cash equivalents, beginning of period	–	–

Cash and cash equivalents, end of period	$0.8	$–

Noncash financing activity
Interest paid-in-kind on PIK Notes	$8.4	$–

BWAY Intermediate

BWAY Intermediate is the guarantor of the 2018 Notes issued by its 100% owned subsidiary, BWAY Holding. The following condensed financial information has been prepared have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X and includes only the accounts of BWAY Intermediate. BWAY Intermediate was formed on March 17, 2010 for purposes of acquiring BWAY Holding. See Note 1, “General” for information on BWAY Intermediate and the acquisition. There was no activity on BWAY Intermediate prior to the Merger.

Condensed Balance Sheet Information

	September 30
($ in millions)	2011	2010
Assets
Investment in BWAY Holding	$155.0	$281.6

Liabilities and Stockholder’s Equity
Stockholder’s Equity	$155.0	$281.6

Total liabilities and stockholder’s equity	$155.0	$281.6

At September 30, 2011, BWAY Intermediate had 1,000 shares of $0.01 par value common stock outstanding, all of which were held BWAY Parent.

BWAY Intermediate is generally prohibited from paying dividends to BWAY Parent. BWAY Holding is generally prohibited from paying dividends to BWAY Intermediate.

BWAY Intermediate is a party to the credit agreement dated June 16, 2010 and has pledged 100% of the common stock of BWAY Holding as collateral. See Note 7, “Long-Term Debt” for further information on the credit facility. Borrowings outstanding at September 30, 2011 mature in February 2018.In November 2011, BWAY Holding made a $35.0 million voluntary prepayment on outstanding Term Loans.

Condensed Statement of Operations Information

	September 30
($ in millions)	2011	2010
Equity in loss of BWAY Holding	$(132.6)	$(11.2)

Condensed Statement of Cash Flows Information

	September 30
($ in millions)	2011	2010
Cash flows from operating activities	$–	$–

Cash flows from investing activities
Investment in BWAY Holding	–	(293.8)

Cash flows from financing activities
Issuance of common stock	–	293.8

Change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–

Cash and cash equivalents, end of period	$–	$–

Noncash financing activity
Non-cash contribution by BWAY Parent	$7.1	$–

23.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

($ in millions)	Net Sales	Net Sales less Cost of Products Sold (excluding depreciation and amortization)	Net (Loss) Income
Fiscal 2011 (Successor)
Quarter ended December 31, 2010 (a)	$240.7	$22.3	$(13.6)
Quarter ended March 31, 2011 (a)	302.3	44.8	(1.3)
Quarter ended June 30,2011 (a)	328.5	53.2	2.1
Quarter ended September 30, 2011 (a)	290.0	39.6	(131.9)

Fiscal year ended September 30, 2011 (a)	$1,161.5	$159.9	$(144.7)

Fiscal 2010 (Successor)
Period from June 16, 2010 to June 30, 2010	$49.8	$7.0	$(11.9)
Quarter ended September 30, 2010	275.2	42.0	0.7

Period from June 16, 2010 to September 30, 2010	$325.0	$49.0	$(11.2)

Fiscal 2010 (Predecessor)
Quarter ended December 31, 2009	$219.0	$32.1	$0.8
Quarter ended March 31, 2010	248.0	40.1	4.4
Period from April 1, 2010 to June 15, 2010	238.9	35.2	(42.2)

Period from September 28, 2009 to June 15, 2010	$705.9	$107.4	$(37.0)

(a)

For BWAY Intermediate, net (loss) income was $(10.7) million, $1.5 million, $5.3 million and $(128.7) million for the quarters ended December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011, respectively, and $(132.6) million for 2011.

The following items included in the unaudited quarterly results of operations may affect comparability of the information:

•	In the first quarter of 2011, we acquired Plastican and Phoenix Containers in October 2010 and December 2010, respectively. See Note 3, “Acquisitions.”

•

In the first quarter of 2011, BWAY Parent issued $150.0 million of senior PIK Notes, which resulted in additional interest expense of $3.2 million, $4.6 million, $4.7 million and $4.8 million in the quarters ended December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011, respectively, and additional interest expense of $17.3 million for fiscal 2011. See “Senior PIK Toggle Notes of BWAY Parent” in Note 7, “Long-Term Debt.”

•	In the first quarter of 2011, BWAY Parent recorded a $1.5 million transaction fee associated with the issuance of the PIK Notes.

•

In 2011, amortization expense was approximately $11.6 million each quarter compared to approximately $3.9 million in the first two quarters of 2010. The increase is primarily due to amortizable intangibles assets acquired in the Merger in June 2010 and in the acquisitions in the first quarter of 2011. Amortization expense in the fourth quarter of 2010 was $9.4 million. Due to the Merger in June 2010, amortization expense in the two periods of the third quarter of 2010 is not comparable.

•

In the fourth quarter of 2011, we recorded a goodwill impairment loss of $124.6 million. See Note 9, “Goodwill and Other Intangible Assets.” Due to the non-deductibility of a majority of the goodwill impairment loss for income tax purposes, the effective tax rate decreased to 3.1% for the fourth quarter of 2011 and to 6.2% for the entire fiscal year.

•

In June 2010, the company was acquired in a transaction which we refer to as the Merger. The acquisition resulted in the split of 2010 into periods prior to and subsequent to the acquisition. See “Acquisition of BWAY Holding” in Note 1, “General.”

•

We recorded transaction expenses associated with the Merger of $5.0 million, $11.5 million, $13.5 million and $0.5 million in the second quarter or 2010, the period from April 1, 2010 to June 15, 2010, the period from June 16, 2010 to June 30, 2010 and the fourth quarter of 2010, respectively.

•	In the period from April 1, 2010 to June 15, 2010, we recorded a $59.9 million loss on extinguishment of debt associated with refinancing our debt as a result of the Merger.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

Item 9A. Controls and Procedures

BWAY Parent

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control-Integrated Framework,” our management concluded that the internal control over financial reporting for BWAY Parent was effective as of September 30, 2011.

As permitted by SEC guidance, as of September 30, 2011, management has excluded the operations of Plastican (acquired by the company on October 8, 2010) and Phoenix Container (acquired by the company on December 20, 2010) from its assessment of internal control over financial reporting. (Additional details regarding the acquisitions are available in Note 3, “Business Acquisitions,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”) Total assets for Plastican and Phoenix Containers constituted 3.1% and 4.0%, respectively, of consolidated total assets as of September 30, 2011, and net sales for Plastican and Phoenix Containers constituted 6.2% and 2.9%, respectively, of consolidated net sales for the year ended September 30, 2011. The controls for these acquisitions will be evaluated for inclusion in management’s assessment of internal control over financial reporting by the end of 2012.

The effectiveness of our internal control over financial reporting as of September 30, 2011 for BWAY Parent has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below.

BWAY Intermediate

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control-Integrated Framework,” our management concluded that the internal control over financial reporting for BWAY Intermediate was effective as of September 30, 2011.

As permitted by SEC guidance, as of September 30, 2011, management has excluded the operations of Plastican (acquired by the company on October 8, 2010) and Phoenix Container (acquired by the company on December 20, 2010) from its assessment of internal control over financial reporting. (Additional details regarding the acquisitions are available in Note 3, “Business Acquisitions,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”) Total assets for Plastican and Phoenix Containers constituted 3.1% and 4.0%, respectively, of consolidated total assets as of September 30, 2011, and net sales for

Plastican and Phoenix Containers constituted 6.2% and 2.9%, respectively, of consolidated net sales for the year ended September 30, 2011. The controls for these acquisitions will be evaluated for inclusion in management’s assessment of internal control over financial reporting by the end of 2012.

The effectiveness of our internal control over financial reporting as of September 30, 2011 for BWAY Intermediate has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The scope of management’s assessment of changes in internal control over financial reporting during the quarter ended September 30, 2011 excluded Plastican and Phoenix Container which were acquired in 2011 on October 8, 2010 and December 20, 2010, respectively.

The Company currently utilizes two primary enterprise resource planning (“ERP”) systems. In 2010, it began the process of consolidating the company onto one of the two ERP systems. The second ERP system will be abandoned following a successful implementation. The process will also involve certain upgrades to the surviving system. The implementation and upgrade of the surviving ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.

In 2011, the Company completed the conversion and implementation at certain of its manufacturing facilities and will continue to roll-out the ERP system through 2012. As with the implementation of any new information technology application, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to the implementation at those facilities. Management concluded, as part of its evaluation described in the above paragraph, that the implementation of the ERP system at these facilities is not reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BWAY Parent Company, Inc.:

We have audited the internal control over financial reporting of BWAY Parent Company, Inc. and subsidiaries (the “Company”) as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Plastican, Inc., (“Plastican”) and Phoenix Container, Inc., (“Phoenix”) which were acquired on October 8, 2010 and December 20, 2010 respectively and whose financial statements constitute 3.1% and 4.0% of consolidated total assets respectively and 6.2% and 2.9% of consolidated net sales respectively, of the consolidated financial statement amounts as of and for the year ended September 30, 2011. Accordingly, our audit did not include the internal control over financial reporting at Plastican and Phoenix. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2011 of the Company and our report dated December 19, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
December 19, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

BWAY Intermediate Company, Inc.:

We have audited the internal control over financial reporting of BWAY Intermediate Company, Inc. and subsidiaries (the “Company”) as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Plastican, Inc., (“Plastican”) and Phoenix Container, Inc., (“Phoenix”) which were acquired on October 8, 2010 and December 20, 2010 respectively and whose financial statements constitute 3.1% and 4.0% of consolidated total assets respectively and 6.2 % and 2.9% of consolidated net sales respectively, of the consolidated financial statement amounts as of and for the year ended September 30, 2011. Accordingly, our audit did not include the internal control over financial reporting at Plastican and Phoenix. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2011 of the Company and our report dated December 19, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

December 19, 2011

Item 9B. Other Information

There were no matters required to be reported under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The executive officers of the company as of December 1, 2011 were as follows:

Name	Age	Position

Kenneth M. Roessler	49	President and Chief Executive Officer, Director

Michael B. Clauer	54	Executive Vice President and Chief Financial Officer

Kevin W. McNair	52	Executive Vice President, Operations

Michael A. Noel	41	Executive Vice President, Sales and Marketing

Jeffrey M. O’Connell	58	Vice President, Treasurer and Secretary

Thomas S. Souleles	43	Director

Richard H. Copans	35	Director

Michael A. Kreger	29	Director

Mr. Roessler was appointed as a director and named president and chief executive officer of each of BWAY Parent and BWAY Intermediate following the acquisition of BWAY Holding in June 2010. In December 2008, Mr. Roessler was appointed as a director of BWAY Holding. In January 2007, Mr. Roessler was named as the company’s president and chief executive officer. From March 2006 to January 2007, Mr. Roessler served as the company’s president and chief operating officer. Mr. Roessler joined the company in March 2000 as the company’s executive vice president of sales and marketing. Prior to joining the company, Mr. Roessler served in various senior management positions with Southcorp Packaging USA and with Berwind Corporation. The company believes that Mr. Roessler is qualified to serve as a director due, among other things, to his financial and management expertise and experience with and prior to joining the company, including his knowledge of and experience in the industry, and to his general business and financial acumen.

Mr. Clauer was named executive vice president and chief financial officer of each of BWAY Parent and BWAY Intermediate following the acquisition of BWAY Holding in June 2010. Mr. Clauer joined the company in January 2009 as the company’s executive vice president and chief financial officer. Immediately prior to joining the company, Mr. Clauer provided consulting and business advisory services to a number of manufacturing and consumer products companies. Mr. Clauer served in various senior management positions with Apogee Enterprises, Inc. from 2000 to 2006, including as chief financial officer, executive vice president responsible for operations, and president of various business units. Prior to his tenure with Apogee, Mr. Clauer served as chief financial officer of Open Port Technology, Inc., and Budget Group Inc. (Budget Rent A Car and Ryder Truck Rentals). Mr. Clauer also served in various financial positions with PepsiCo, Inc.

Mr. McNair joined the company in August 2011 as executive vice president, operations of BWAY Corporation, the company’s operating subsidiary. Prior to joining the company, Mr. McNair was employed by Rexam PLC as director, global operations—healthcare, from 2009, and as director, global operations from 2007 to 2009. Prior to 2007, Mr. McNair was employed by Owens-Illinois, Inc., most recently as vice president, global manufacturing operations—closures. Rexam PLC, a London, England, based global consumer packaging company, acquired the plastic packaging unit of Owens-Illinois, Inc. in 2007.

Mr. Noel was appointed as executive vice president, sales and marketing of BWAY Corporation, the company’s operating subsidiary, in January 2011. Mr. Noel was hired by the company in January 2010 as vice president, sales of BWAY Corporation. Prior to joining the company, Mr. Noel spent 12 years in Avery Dennison’s Fasson Roll Materials Worldwide business, most recently as director of sales for North America beginning in 2005. From 2003 to 2005 he led Avery’s Canadian operations and all manufacturing serving as a director.

Mr. O’Connell was named vice president, treasurer and secretary of each of BWAY Parent and BWAY Intermediate following the acquisition of BWAY Holding in June 2010. Mr. O’Connell has served as the company’s vice president, treasurer and secretary since May 1997. Mr. O’Connell joined the company in June 1995 as assistant treasurer. Prior to joining the company, Mr. O’Connell served as vice president of finance of Macmillan Bloedel Packaging Inc. and as vice president of administration of Mead Coated Board Division of The Mead Corporation.

Non-Employee Directors

Mr. Souleles is a Managing Director of Madison Dearborn concentrating on investments in the basic industries sector and joined Madison Dearborn in 1995. Prior to joining Madison Dearborn, Mr. Souleles was with Wasserstein Perella & Co., Inc. Mr. Souleles currently serves on the boards of directors of Forest Products Holdings, LLC (d/b/a Boise Cascade, LLC), Great Lakes Dredge & Dock Corporation, The Children’s Memorial Medical Center and the board of trustees of the National Multiple Sclerosis Society, Greater Illinois Chapter. Mr. Souleles previously served on the boards of directors of Magellan Midstream Partners LP (December 2004 to December 2008) and Packaging Corp of America (May 2003 to February 2008). The company believes that Mr. Souleles is qualified to serve as a director due, among other things, to his extensive financial and management expertise and experience, his extensive knowledge of and experience in the basic industries sector and his general business and financial acumen.

Mr. Copans is a Director of Madison Dearborn and joined Madison Dearborn in 2005. Prior to joining Madison Dearborn in 2005, Mr. Copans was an analyst with Morgan Stanley & Co., from 1998 to 2001, and Thomas H. Lee Partners from 2001 to 2005. Mr. Copans currently serves on the board of directors of The Yankee Candle Company, Inc. The company believes that Mr. Copans is qualified to serve as a director due, among other things, to his extensive financial and management expertise and experience, his status as a “financial expert” for audit committee purposes, his extensive knowledge of and experience in the manufacturing sector and his general business and financial acumen.

Mr. Kreger has been a Vice President of Madison Dearborn since 2010. Prior to joining Madison Dearborn as a Vice President, Mr. Kreger was an analyst in the Industrials group at UBS Investment Bank from 2004 to 2006. He was an Associate with Madison Dearborn from 2006 to 2008. The company believes that Mr. Kreger is qualified to serve as a director, due, among other things, to his extensive financial and management expertise and experience, his extensive knowledge of and experience in the manufacturing sector and his general business and financial acumen.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Named Executive Officers

The information presented in this compensation discussion and analysis describes the material elements of compensation for the following individuals, collectively referred to as the “named executive officers,” that served during the fiscal year ended September 30, 2011:

•	Kenneth M. Roessler, President and Chief Executive Officer, Director;

•	Michael B. Clauer, Executive Vice President and Chief Financial Officer;

•	Michael A. Noel, Executive Vice President, Sales and Marketing;

•	Dennis A. Bednar, Executive Vice President, Operations; and

•	Kevin C. Kern, Senior Vice President and Chief Administrative Officer.

With the exception of Mr. Noel, each of the named executive officers held the positions indicated throughout 2011. Mr. Noel was hired in January 2010 as vice president, sales and was promoted to executive vice president, sales and marketing in January 2011. The employment of Messrs. Bednar and Kern was terminated in October 2011.

Compensation Philosophy

Our principal equity owner is a private equity fund managed by Madison Dearborn Partners, LLC (“MDP”). The fundamental objectives of our executive compensation programs are to ensure that the elements of executive compensation advance the long-term interests of MDP and ensure that we are able to attract and retain executive management talent.

The Compensation Committee determines the compensation for our executive officers. The committee considers, adopts, reviews and revises executive officer compensation plans, programs and guidelines. The committee reviews and determines all components of each executive officer’s compensation.

Mr. Roessler provides the Compensation Committee with his compensation recommendations for senior management, including the other named executive officers. Mr. Roessler’s recommendations are based on his assessment of the officers’ individual performance, duties and responsibilities.

The Compensation Committee reviews the recommendations and discusses them with management. The committee’s review is comprehensive and includes consideration of many factors, including: (i) the alignment of the proposed compensation with our compensation objectives; (ii) the overall value of the compensation package; and (iii) the comparability of supplemental compensation, benefits, perquisites and protections commonly extended to executive officers of other comparably sized companies.

Although the committee did not retain an independent compensation consultant to assist in the development of compensation data in 2011 (based on the collective experience of the committee regarding recent trends in executive compensation since the last such data was provided in 2009), the committee has done so in the past.

A compensation consultant generally provides data, as it has to the committee in prior years, using proprietary information that includes comparative market compensation based on comparable positions of responsibility using competitive pay levels. Competitive pay levels would be determined through regression analysis, a statistical technique that considers the relationship between total revenue and compensation. The analysis would provide management and the committee with competitive data at various percentile ranks within the distribution of compensation. The committee would use the percentile ranks as a guide. The company does not have a specific policy to maintain executive compensation at or within certain percentiles. Generally, the focus of the compensation consultant’s analysis is based on a job position and does not consider individual incumbent factors, such as performance, years of experience, skill set or perceived value of the position to the company. The committee using its judgment evaluates each of these additional factors.

Summary of Compensation and Benefit Programs

We maintain a variety of compensation and benefit programs in which our named executive officers and other selected employees participate. These programs include a short-term annual incentive plan (“AIP”); long-term incentive plans (“LTIPs”); and retirement savings plans.

Elements of Compensation

We approach our compensation objectives through the following elements:

Element	Form of Compensation	Objective	Performance Metric
Base Salary	Cash	Provide competitive, fixed compensation to attract and retain exceptional executive talent	Not tied to company performance

Short-Term Incentive	Cash	Provide the opportunity to earn competitive compensation directly linked to annual financial performance	Consolidated Adjusted EBITDA Consolidated Free Cash Flow Customer Material Margin

Long-Term Incentive	Time Vesting and Performance Vesting Stock Options	Create a strong financial incentive for achieving or exceeding long-term performance goals and encourage a significant equity stake in our company	Achieved Rate of Return for MDP Investors Upon an Exit Event

Health, Retirement and Other Benefits	Eligibility to participate in benefit plans generally available to our employees, including retirement, health, life insurance, disability and paid vacation plans	Provide competitive broad-based employee benefits	Not tied to company performance

Executive Benefits and Perquisites

Termination and change-in-control benefits for certain executives, reimbursement for out-of-pocket expenses under our basic salaried health insurance program (including deductibles and co-payments), automobile allowances, country/health club dues and, for our chief executive officer, supplemental retirement benefits

		Provide competitive benefits to promote the health, well-being and financial security of our executive officers	Not tied to company performance

Analysis of Compensation Elements

The following summary of our compensation plans should be read in conjunction with the narrative disclosure contained in the section “Executive Compensation Tables.”

2011 Base Salary

When the Compensation Committee determines base salary for executive officers, the committee takes into account the following factors: (i) role and level of responsibility within the company; (ii) internal equity and pay relative to the market; and (iii) individual performance compared with individual objectives.

In 2011, the committee set the base salary of Mr. Noel based on his promotion to executive vice president, sales and marketing in January 2011 and increased the other named executive officers’ base salaries as shown in the table below.

Named Executive Officer	2011 Base Salary (a)	2010 Base Salary (a)	2010 to 2011 Increase
Mr. Roessler	$658,788	$642,720	2.5%
Mr. Clauer	422,300	412,000	2.5
Mr. Noel (b)	300,000	n/a	n/a
Mr. Bednar	316,725	309,000	2.5
Mr. Kern	$360,706	360,706	–%

(a)	2011 and 2010 base salaries were effective April 1, 2011 and March 1, 2010, respectively.

(b)	Mr. Noel was not a named executive officer in 2010.

2011 Annual Incentive Plan

Short-term incentive awards under the AIP were based on a percentage of base salary, and annual awards were targeted at 1.5 times the base percentage (“Target Bonus”). The base percentage was determined based on: (i) each named executive officer’s position of responsibility; (ii) the proportion of total short-term compensation paid as base salary; and (iii) relativity to the roles of the other named executive officers. With the exception of Mr. Noel, the base percentage for each named executive officer remained unchanged from fiscal 2010. The base percentage for Mr. Noel was adjusted concurrent with his promotion.

The following chart shows the fiscal 2011 base percentage and target bonus opportunity for each named executive officer:

Named Executive Officer	Base Bonus Percentage (a)	2011 Annual Incentive Plan Target Amount (b)	2010 Annual Incentive Plan Target Amount (b)	2010 to 2011 Increase
Mr. Roessler	70%	$683,300	$666,700	2.5%
Mr. Clauer	50	312,900	305,300	2.5
Mr. Noel (c)	35	150,900	n/a	n/a
Mr. Bednar	50	234,600	228,900	2.5
Mr. Kern	50%	$270,500	267,200	1.2%

(a)	Target bonus percentage is set at 150% of base bonus percentage. For example, the target bonus percentage for Mr. Roessler is 105% (70% x 1.5).

(b)

The target amounts are based on wages earned during the fiscal year, which will differ from the base salary amounts shown above. The difference is due to the timing of when annual wage increases are effective. For example, wages used to determine the 2011 target amount would be the average of the 2011 base wage (which was effective April 1, 2011 to September 30, 2011) and the 2010 base wage (which was determined in 2010 and covered the 2011 period of October 1, 2010 to March 31, 2011).

(c)	Mr. Noel was not a named executive officer in 2010.

The AIP enables management, including the named executive officers, an opportunity to earn a cash award determined on the basis of a target percentage of the participant’s base salary and the company’s achievement against corporate goals, which are primarily based on adjusted EBITDA and free cash flow.

The committee sets AIP performance metrics to focus the executives on creating long-term value for MDP and management stockholders by increasing adjusted EBITDA and reducing debt through the use of free cash flow. In our industry, adjusted EBITDA is generally applied to a market multiplier to determine a value for the enterprise. Upon an exit event, the enterprise value is used first to repay any debt and the remainder is distributed to stockholders. As such, AIP performance metrics approved by the Compensation Committee for fiscal 2011 were based 75% on adjusted EBITDA and 25% on adjusted free cash flow.

Awards for each participant may range from a threshold of 50% of the base award through a maximum of 250% of the base award, depending on the achievement of established goals.

The Compensation Committee approves specific performance goals, which are expected to be challenging, but achievable with significant effort. Performance goals are determined after the effect of AIP related compensation expense.

The following chart shows the consolidated adjusted EBITDA and consolidated adjusted free cash flow financial goals and actual results for 2011.

Financial Goal	Requirement for Threshold Payment	Requirement for Target Payment	Requirement for Maximum Payment	2011 Actual
Consolidated Adjusted EBITDA (a)	$152.7 Million	$156.7 Million	$160.7 Million	$141.8 Million
Consolidated Adjusted Free Cash Flow (a)	$52.5 Million	$56.5 Million	$60.5 Million	$49.8 Million

(a)

EBITDA means earnings before interest, income taxes and depreciation and amortization expense on a consolidated basis. Free cash flow is cash flows provided by operating activities less capital expenditures. For purposes of determining annual incentive awards, EBITDA and free cash flow are adjusted for certain items as determined by the Compensation Committee. The committee believes that adjusted EBITDA represents a financial measure that closely approximates the value delivered by management to the company’s equity owners and is a key measure of performance frequently used by the company’s debt holders. The committee believes that adjusted free cash flow represents a financial measure that closely approximates the ability of the company to repay its long-term debt.

EBITDA and free cash flow are non-GAAP financial measures. We have reconciled these non-GAAP financial measures to GAAP measures below.

$ millions	2011 Actual
Adjusted EBITDA
Net loss (BWAY Intermediate)	$(132.6)
Interest expense	52.9
Benefit from income taxes	(2.4)
Depreciation and amortization expense	91.9

EBITDA	9.8
Restructuring expense	4.3
Business acquisition costs	1.0
Stock-based compensation expense	1.5
Certain other expenses	0.6
Goodwill impairment loss	124.6

Adjusted EBITDA	$141.8

$ millions	2011 Actual
Adjusted Free Cash Flow
Net cash provided by operating activities (BWAY Intermediate)	$91.9
Less capital expenditures	(36.8)

Free cash flow	55.1
Impact of MDP transaction	(5.3)

Adjusted Free Cash Flow	$49.8

As shown above, actual 2011 results were below the minimum threshold measures. As such, the Compensation Committee did not approve any 2011 AIP payments for the named executive officers.

Mr. Roessler requested a special recognition award of $120,000 for Mr. Noel, which the committee approved. The payment was made in December 2011.

The following illustration shows the annual incentive cash payment formula.

Base		Performance		Fiscal Year		Annual
Bonus	X	Based	X	Base	=	Incentive
Percentage		Multiplier		Salary		Award

The following illustration shows the formula for the performance based multiplier for each of the named executive officers except for Mr. Noel. As executive vice president, sales and marketing, Mr. Noel has performance based multipliers equally weighted between adjusted EBITDA and improvements in material margins.

[	Adjusted EBITDA Multiplier	X	75%	]	+	[	Free Cash Flow Multiplier	X	25%	]	=	Performance Based Multiplier

Long-Term Incentive

There were no long-term incentive plan awards to the named executive officers in 2011.

Effective June 16, 2010, the board adopted the company’s 2010 Equity Incentive Plan (the “Equity Incentive Plan”). The plan is intended to expand the value of the enterprise by providing certain members of management the ability to participate in the long-term growth and financial success of the company through share ownership. The plan is intended to permit the grant of stock option awards, stock appreciation rights, performance awards, cash payments and such other forms as the compensation committee in its discretion deems appropriate, including any combination of the above. As of September 30, 2011, only stock option awards have been granted pursuant to the Equity Incentive Plan. Unless terminated earlier, the plan shall terminate 10 years after adoption. The termination of the plan shall not affect any awards granted prior to termination. In the event a participant is terminated for cause, all then outstanding awards granted to such participant shall be immediately forfeited and canceled.

The number of shares of BWAY Parent common stock authorized for delivery pursuant to awards granted under the Equity Plan is 3,263,940 shares. As of September 30, 2011, no shares of BWAY Parent common stock have been delivered pursuant to the Equity Incentive Plan.

In June 2010, the board of directors awarded 2,798,834 stock options to certain members of management, including the named executive officers then in place. Each award consisted 40% of service options (1,119,535 shares) subject to time vesting and 60% of performance options (1,679,299 shares) subject to vesting based on the achievement of certain return on investment goals upon an exit event. The service awards consisted of incentive stock options to the extent allowed by the Code (the remainder, if any, consisted of non-qualified stock options). The service options will vest equally on each of the first five anniversary dates of the grant.

In October 2010, BWAY Parent completed a private placement offering of $150.0 million aggregate principal amount of senior PIK toggle notes and used a portion of the net proceeds to pay a dividend to its shareholders, which included each of the named executive officers. Because of the additional debt and payment of the dividend, BWAY Parent determined that the fair value of its stock dropped from $10.00 per share to $5.29 per share. In January 2011, the Compensation Committee modified the strike price on all outstanding stock options, including options previously awarded to each of the named executive officers in June 2010, from $10.00 per share to $5.29 per share. There were no other modifications to the outstanding options.

Prerequisites and Other Benefits

In addition to certain employee benefits and perquisites offered to all employees the named executive officers were entitled to certain other perquisites and benefits including an automobile allowance, reimbursement for expenses not covered under our health insurance plans, termination and change-in-control benefits and club dues. These executive benefits and perquisites were provided to compete for executive talent and to promote the health, well-being and financial security of the executive. The costs associated with providing these benefits for each named executive officer are reflected in the “All Other Compensation” column of the Summary Compensation Table below and descriptions of the benefits are provided in the footnotes to the table.

Retirement and Savings Plans

Our retirement savings plans are intended to meet the requirements of Section 401(k) of the Code. Each of the named executive officers is eligible to participate in the BWAY Corporation retirement savings plan. The BWAY plan matched 100% of the first 4% of employee contributions, up to a maximum of $9,800 for calendar year 2011. Company contributions to these retirement savings plan vest immediately. Mr. Noel was not eligible for the company match until his one-year anniversary in January 2011.

Although we currently intend to continue the BWAY Corporation retirement savings plan, as well as to make employer contributions, the BWAY Corporation board of directors may terminate the plan or discontinue the matching contributions at its sole discretion. The plans are not expected to provide sufficient income replacement relative to our named executive officers’ anticipated retirement needs. The potential retirement income gap for our named executive officers may be filled by other reward elements, including long-term incentives and supplemental executive retirement plans.

Supplemental Executive Retirement Plan

Mr. Roessler participates in a supplemental executive retirement plan. Benefits payable under the plan are discussed in the discussion of Mr. Roessler’s employment agreement below.

Equity Award Grant Practices

The Compensation Committee approves all equity-based incentive awards, including awards to the named executive officers and directors.

Equity awards are discretionary and are generally intended for new hires, promotions, special recognition or retention purposes. There have been no additional grants to the named executive officers. The grant date of an award is the date the equity award is approved and we and the award recipient reach a mutual understanding of the key terms and conditions of the award. The committee does not coordinate or time the release of material non-public information around grant dates that could affect the value of the compensation, although, as a private company, the common stock of BWAY Parent is not quoted on an exchange. Because the company’s common stock is not traded, the committee, in its sole discretion, determines the fair value of the common stock for any applicable option award and sets the exercise price for such option equal to the fair value so determined. The named executive officers do not select grant dates or determine fair value of the common stock.

Accounting Treatment

We account for share-based compensation awards based on their grant date fair value, as determined using applicable accounting guidance. Compensation expense for time vesting awards is recognized on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). For performance based awards, however, the compensation expense is determined based on our estimate of the number of shares that will ultimately vest. The determination of share-based compensation expense is discussed in Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements in Item 8 of this report.

COMPENSATION COMMITTEE REPORT

The full Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b)(1) of Regulation S-K with management and, based on such review and discussions, has recommended that the Compensation Discussion and Analysis be included in the 2011 Annual Report on Form 10-K for each of BWAY Parent and BWAY Intermediate.

COMPENSATION COMMITTEE
Thomas S. Souleles, Chairman
Richard H. Copans
Michael A. Kreger

Executive Compensation Tables

Summary compensation table

The table below summarizes the total compensation earned by each of the named executive officers during fiscal years 2011, 2010, and 2009.

Name and Principal Position	Fiscal Year	Base Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(5)	Total ($)
Mr. Roessler	2011	650,754	–	–	334,956	(4)	–	(35,117)	52,775	1,038,485
President and Chief Executive Officer	2010	634,920	–	–	2,364,808	(9)	999,999	668,127	32,613	4,700,467
	2009	624,000	250,000	–	794,170	(10)	1,092,000	48,628	41,039	2,849,837

Mr. Clauer (6)	2011	417,150	–	–	74,435	(4)	–	–	46,890	538,475
Executive Vice-President and Chief Financial Officer	2010	407,000	75,000	–	525,512	(9)	457,875	–	42,270	1,507,657
	2009	300,000	100,000	–	394,191	(11)	375,000	–	18,951	1,188,142

Mr. Noel (7) Executive Vice President, Sales and Marketing	2011	287,500	120,000	–	42,534	(4)	–	–	20,907	470,941

Mr. Bednar (8)	2011	312,863	–	–	63,801	(4)	–	–	15,877	392,541
Executive Vice President, Operations	2010	305,250	–	–	450,437	(9)	343,406	–	13,742	1,112,835
	2009	300,000	50,000	–	238,251	(10)	375,000	–	–	963,251

Mr. Kern (8)	2011	360,706	–	–	29,242	(4)	–	–	55,656	445,604
Senior Vice President and Chief Administrative Officer	2010	356,329	–	–	206,450	(9)	400,870	–	50,939	1,014,588
	2009	350,200	–	–	182,659	(10)	437,750	–	50,963	1,021,572

(1)

The amounts in this column represent the aggregate grant date fair value of option awards during the fiscal year as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation. We determined grant date fair value using an option-pricing model using certain assumptions for each grant, which are set forth in footnotes as indicated. For a discussion of how grant date fair value is calculated using these assumptions, see Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” The grant date fair value may not be equivalent to the actual value realized by the named executive officer.

(2)

The amounts in this column reflect short-term incentive awards made under our AIP. The amounts shown by fiscal year are the awards earned and expensed in those years. The amounts, if any, were paid in the first quarter of the following fiscal year.

(3)

The amounts shown for Mr. Roessler represents amounts accrued in the indicated fiscal year under a supplemental executive retirement plan. For each of the years indicated, no benefits were paid or payable under the plan.

(4)

There were no option grants in 2011. However, the Compensation Committee approved the repricing of outstanding stock options from $10.00 per share to $5.29 per share effective January 26, 2011. For the named executive officers, the affected stock options were originally granted on June 25, 2010. The amount shown represents the incremental fair value as of the modification date. Incremental fair value was determined using the following assumptions: 0% dividend yield, 57.7% expected volatility, 2.6% risk-free interest rate and a remaining expected term of 5.9 years. See footnote 9 below for information on the June 25, 2010 grant.

(5)

The amounts shown include, as applicable, employer matching contributions under our Retirement Savings Plan, reimbursement of out-of-pocket healthcare expenses, automobile allowances and club dues. Although they may participate in our Retirement Savings Plan when hired, employees are not eligible for employer matching contributions until their first anniversary.

Out-of-pocket healthcare expenses reimbursed to the named executive officer are expenses not covered under our basic health insurance plan and include, among other things, co-payments, deductibles and procedures not covered under the basic plan. The amounts are initially paid by the executive and submitted by him for reimbursement by the company. Any amount included in other compensation is the amount submitted during the fiscal year and does not reflect any amounts incurred but not submitted for reimbursement during the fiscal year.

(6)	Mr. Clauer was hired in January 2009.

(7)	Mr. Noel was not employed by the company prior to January 2010 and became a named executive officer in January 2011.

(8)	The employment of Messrs. Bednar and Kern was terminated in October 2011. Amounts relating to any severance benefits accruing and paid in 2012 are not included in the amounts shown.

(9)

The amount shown relates to an option grant on June 25, 2010. We determined the grant date fair value for this grant using the following assumptions: 0% dividend yield, 57.7% expected volatility, 2.5% risk-free interest rate and an expected term of 6.5 years.

(10)

The amount shown relates to an option grant on September 22, 2009. We determined the grant date fair value for this grant using the following assumptions: 0% dividend yield, 40% expected volatility, 2.8% risk-free interest rate and 6-year expected term.

(11)

Of the amount shown, $238,251 relates to an option grant on September 22, 2009, which is discussed in footnote 4 above. The remainder relates to an option granted to Mr. Clauer when he was hired in January 2009. We determined grant date fair value for the January grant using the following assumptions: 0% dividend yield, 40% expected volatility, 1.1% risk-free interest rate and 6-year expected term.

Grant of Plan-Based Awards

The table below summarizes grants of incentive plan awards to each of our named executive officers during fiscal 2011:

Name	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (2)(6)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)(5)	Maximum (#)
Mr. Roessler	01/26/11	(4)	56,941	683,292	1,138,820	–	–	–	–	–	–	–
	06/25/10		–	–	–	–	–	–	–	411,256	5.29	334,956	(7)
	06/25/10		–	–	–	205,607	616,885	616,885	–	–	5.29	502,435	(8)

Mr. Clauer	01/26/11	(4)	26,072	312,863	521,438	–	–	–	–	–	–	–
	06/25/10		–	–	–	–	–	–	–	91,390	5.29	74,435	(7)
	06/25/10		–	–	–	45,690	137,086	137,086	–	–	5.29	111,653	(8)

Mr. Noel	01/26/11	(4)	25,156	150,938	251,563	–	–	–	–	–	–	–
	06/25/10		–	–	–	–	–	–	–	52,223	5.29	42,534	(7)
	06/25/10		–	–	–	26,109	78,335	78,335	–	–	5.29	63,802	(8)

Mr. Bednar	01/26/11	(4)	19,554	234,647	391,078	–	–	–	–	–	–	–
	06/25/10		–	–	–	–	–	–	–	78,334	5.29	63,801	(7)
	06/25/10		–	–	–	39,163	117,502	117,502	–	–	5.29	95,702	(8)

Mr. Kern	01/26/11	(4)	22,544	270,530	450,883	–	–	–	–	–	–	–
	06/25/10		–	–	–	–	–	–	–	35,903	5.29	29,242	(7)
	06/25/10		–	–	–	17,949	53,855	53,855	–	–	5.29	43,863	(8)

(1)

No amounts were paid for 2011 pursuant these awards under the AIP Plan, as reflected in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table contained in the section “Executive Compensation Tables.”

(2)

The Equity Incentive Plan is described under “Summary of Compensation and Benefit Programs” above. There were no equity awards to the named executive officers in 2011. The amounts shown represent option awards in 2010, the pricing of which was modified in 2011.

(3)

These equity incentive plan awards are performance based awards that vest upon a sale of BWAY Parent based upon certain internal rates of return to MDP upon such sale if the option holder has been continuously employed by BWAY Parent or one of its subsidiaries through such sale. The threshold internal rate of return is 15%, at which one-third of the options would vest. For each incremental increase of 1% in MDP’s internal rate of return above the thresholds designated in the Equity Incentive Plan, an additional 6.667% of these equity incentive plan awards will vest by their terms. At an internal rate of return of 25%, 100% of the options would vest.

(4)

The Compensation Committee approved the metrics and performance targets for the AIP on January 26, 2011. Management made a presentation to the committee in October 2010 which included specific recommendations with regard to the structure of the plan including recommendations on plan variables and target amounts. After discussion to the satisfaction of the committee, the committee deferred approval to a later date pending finalization of actual 2010 results and to incorporate the impact of business acquisitions in the first quarter of 2011.

(5)

BWAY Parent does not set a target level for equity incentive plan awards. It is expected that the entire award will vest; therefore, the target amount shown is equal to the actual number of options awarded.

(6)	These awards are service based awards that vest in five equal tranches on each of the first five anniversary dates of the award grant.

(7)

There were no option grants in 2011. However, the Compensation Committee approved the repricing of outstanding stock options from $10.00 per share to $5.29 per share effective January 26, 2011. For the named executive officers, the affected stock options were originally granted on June 25, 2010. The amount shown represents the incremental fair value as of the modification date. Incremental fair value was determined using the following assumptions: 0% dividend yield, 57.7% expected volatility, 2.6% risk-free interest rate and a remaining expected term of 5.9 years.

(8)

In calculating the grant date fair value of these equity incentive awards, we assumed the grant date fair value of each option to be the same as the grant date fair value of the service awards set forth in the “All Other Options Awards: Number of Securities Underlying Options” column. See footnote 7 above. The probability of the requisite exit event and return on investment targets cannot be determined with any certainty; therefore, we will not recognize these amounts as stock-based compensation expense related to the performance vesting options until an exit event is probable.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Option (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units or Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Veste(#)
Mr. Roessler	82,251	945,890	—	5.29	06/25/2020	—	—	—	—
Mr. Clauer	18,278	210,198	—	5.29	06/25/2020	—	—	—	—
Mr. Noel	10,444	120,114	—	5.29	06/25/2020	—	—	—	—
Mr. Bednar (8)	15,666	180,170	—	5.29	06/25/2020	—	—	—	—
Mr. Kern (8)	7,180	82,578	—	5.29	06/25/2020	—	—	—	—

(1)

These options were granted on June 25, 2010. The option exercise price was modified effective January 26, 2011. Forty percent of the options consist of service based awards which will vest in five equal tranches on each of the first five anniversaries of the grant date. The remaining 60% of the options consist of performance based awards which will vest only upon an exit event whereby BWAY Parent is sold and MDP achieves certain internal rates of return. Service awards consist of “incentive stock options” to the extent allowed in the Code. Any service options in excess of the allowed limit and all performance options are considered to be non-qualified stock options.

Options Exercised and Stock Vested

In 2011, none of the named executive officers exercised option awards. None of the named executive officers has stock awards.

Pension Benefits

The table below provides a summary of the pension benefits for our named executive officers as of September 30, 2011:

Name	Plan Name	Years of Credited Service (#)	Present Value of Accumulated Benefit(1)	Payments During Fiscal 2011
Mr. Roessler	Supplemental Executive Retirement Plan	11.6	$681,638	n/a

(1)

For a description of the plan, including a discussion of the assumptions used to determine the valuation for financial reporting purposes under generally accepted accounting principles, see Note 15, “Employee Benefit Obligations,” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Non-qualified Deferred Compensation

We do not have any non-qualified deferred compensation plans.

Potential Payments upon Termination or Change-in-Control

We have change-in-control agreements and employment agreements with certain of our named executive officers (see “Management Employment Agreements” and “Change in Control Agreements” below). As such, potential payments that could be received by our named executive officers upon termination of employment or a change-in-control would be in connection with these agreements and equity-based incentive awards granted under the Equity Incentive Plan. The amounts reported for outstanding stock options as of September 30, 2011 represent the amounts payable upon a change in control of BWAY Parent as if the change in control occurred on September 30, 2011.

The following table summarizes potential payments of upon termination or change-in-control for each named executive officer under various scenarios:

Name	Element	For Cause(1) ($)	Not For Cause ($)		Following Change- in-Control ($)		Death or Disability ($)		Retirement(5) ($)
Mr. Roessler	Salary	–	2,009,303	(2)	2,009,303	(5)	2,009,303	(7)	–	(9)
	Bonus	–	–	(2)	–	(5)	–	(7)	–
	Benefits	–	38,000	(2)	100,000	(5)	38,000	(7)	–
	Stock Options	–	–	(3)	–	(6)	–	(8)	–	(10)

	Totals	–	2,047,303		2,109,303		2,047,303		–

Mr. Clauer	Salary	–	422,300	(2)	–		–		–	(9)
	Bonus	–	316,725	(2)	–		–		–
	Benefits	–	31,000	(2)	–		–		–
	Stock Options	–	–	(3)	–	(6)	–	(8)	–	(10)

	Totals	–	770,025		–		–		–

Mr. Noel	Salary	–	300,000		–		–		–	(9)
	Bonus	–	–		–		–		–
	Benefits	–	–		–		–		–
	Stock Options	–	–	(3)	–	(6)	–	(8)	–	(10)

	Totals	–	300,000		–		–		–

Mr. Bednar	Salary	–	–		–		–		–	(9)
	Bonus	–	–		–		–		–
	Benefits	–	–		–		–		–
	Stock Options	–	–	(3)	–	(6)	–	(8)	–	(10)

	Totals	–	–		–		–		–

Mr. Kern	Salary	–	–	(4)	541,059	(5)	–		–	(9)
	Bonus	–	–	(4)	270,530	(5)	–		–
	Benefits	–	–	(4)	95,000	(5)	–		–
	Stock Options	–	–	(3)	–	(6)	–	(8)	–	(10)

	Totals	–	–		906,589		–		–

(1)

Unless otherwise provided in the applicable award agreement, all stock options are immediately and irrevocably forfeited upon termination for cause. In addition, no amounts are payable under the Change in Control Agreements or Management Employment Agreements upon termination for cause.

(2)

See “Management Employee Agreements” for a description of the amounts payable to Messrs. Roessler and Clauer pursuant to the applicable Management Employment Agreements if they are terminated without cause or if Mr. Roessler terminates his employment with “Good Reason.”

(3)

If such voluntary termination or termination other than for cause occurs after the first anniversary of the grant date but prior to the fourth anniversary of the grant date, the option holder’s time vested stock options shall be deemed vested as though such termination occurred one year after the termination date. If such voluntary termination or termination other than for cause occurs after the fourth anniversary of the grant date, the option holder’s time vested stock options shall be deemed vested as though such termination occurred on the fifth anniversary of the grant date. If “Sale of the Company” (as defined in the Equity Incentive Plan) occurs within 12 months of any such termination, BWAY Parent will, upon consummation of such sale, make payment to the related option holder in an amount equal to what such option holder would have received in respect to the vested portion of his performance stock options.

Subject to the foregoing, all unvested stock options are immediately and irrevocably forfeited as of the date of termination. Unless otherwise determined by BWAY Parent’s compensation committee at the time of the grant, BWAY Parent may, at its sole option, repurchase all or any portion of the stock options that had vested as of the date of termination for a cash payment equal to the excess, if any, of (i) the fair market value of BWAY Parent’s common stock (or the portion thereof so purchased) over (ii) the aggregate exercise price, and on such other terms and conditions as BWAY Parent’s compensation committee shall establish on the grant date. Subject to BWAY Parent’s repurchase right, the option holder may exercise any stock options that had vested as of the termination date at any time prior to the earlier of (A) the 90th day following the termination date and (B) the expiration of the term of the stock options.

Because BWAY Parent was a privately held company as of September 30, 2011, the value of the stock options as of such date cannot be ascertained.

(4)

If prior to June 16, 2012, Mr. Kern is terminated other than for cause or if they terminate their employment for good reason, he would be entitled to amounts due under his Change in Control Agreement, as described below under “—Change in Control Agreements.” Mr. Kern’s departure in October 2011 entitled him to benefits under the agreement.

(5)

The Merger constituted a “Change in Control” under the Change in Control Agreements and Mr. Roessler’s Management Employment Agreement. See “—Change in Control Agreements” and “—Management Employment Agreements” for a description of the amounts payable to Messrs. Roessler and Kern if they are terminated other than for cause or if they terminate their employment for good reason prior to June 16, 2012.

(6)

Upon the occurrence of a change in control of BWAY Parent (which does not include an initial public offering), the unvested portion of any stock option outstanding at the time of the change in control that is subject to time vesting shall automatically vest and stock options subject to performance vesting shall vest in accordance with the percentages set forth in the Equity Incentive Plan, based on the internal rate of return realized by MDP in connection with such change in control.

Because BWAY Parent was a privately held company as of September 30, 2011, the value of the stock options as of such date cannot be ascertained.

(7)

See “—Management Employment Agreements” for a description of the amounts payable to Mr. Roessler if he is terminated as a result of his disability after the expiration of the “Disability Period” (as defined in his Management Employment Agreement) and the amounts which may be payable to his surviving spouse after his death.

(8)

BWAY Parent may, unless otherwise determined by BWAY Parent’s compensation committee at the time of the grant, repurchase all or any portion of the stock options that had vested as of the date of death or disability for a cash payment equal to the excess, if any, of (i) the fair market value of BWAY Parent’s common stock (or the portion thereof so purchased) over (ii) the aggregate exercise price, and on such other terms and conditions as BWAY Parent’s compensation committee shall establish on the grant date. Subject to the foregoing, stock options that are vested as of the date of death or disability may generally be exercised for a period of one year. All unvested stock options and stock awards are immediately and irrevocably forfeited as of the date of death or disability.

Because BWAY Parent was a privately held company as of September 30, 2011, the value of the stock options as of such date cannot be ascertained.

(9)

If Mr. Roessler retires after completing 14 years of service with BWAY, he shall be entitled to a monthly supplemental retirement benefit equal to 1/12th of his base salary in effect as of the date of his retirement, multiplied by a percentage based on his number of years of service as of the date of his retirement (ranging from 20% for 14 years of service to 35% for 29 years of service). Payments shall commence on the later of (i) the date on which Mr. Roessler turns 65 and (ii) the date of his retirement and shall continue through his death. If he is survived by his current spouse, she shall be entitled to 50% of the monthly retirement payment Mr. Roessler was receiving at the time of his death until the time of her death.

(10)

Unless otherwise determined by BWAY Parent’s compensation committee at the time of the grant, BWAY Parent may, at its sole option, repurchase all or any portion of the stock options that had vested as of the date of retirement for a cash payment equal to the excess, if any, of (i) the fair market value of BWAY Parent’s common stock (or the portion thereof so purchased) over (ii) the aggregate exercise price, and on such other terms and conditions as BWAY Parent’s compensation committee shall establish on the grant date. Subject to BWAY Parent’s repurchase right, the option holder may exercise any stock options that had vested as of the retirement date at any time prior to the earlier of (A) the 90th day following the retirement date and (B) the expiration of the term of the stock options. All unvested stock options and stock awards are immediately and irrevocably forfeited as of the date of qualified retirement.

Because BWAY Parent was a privately held company as of September 30, 2011, the value of the stock options as of such date cannot be ascertained.

Management Employment Agreements

Kenneth M. Roessler. BWAY Corporation entered into an employment agreement with Mr. Roessler in February 2009. Mr. Roessler’s base salary was initially set and is subject to increases at the discretion of the BWAY Corporation board of directors. In addition, Mr. Roessler is eligible to receive an annual bonus based upon specific performance objectives. In addition to base salary and annual bonus, Mr. Roessler is eligible to receive options and other awards available for grant under the Company’s stock incentive plan and is entitled to participate in all of BWAY Corporation’s other employee benefit programs in which executive officers are generally eligible.

Mr. Roessler will be entitled to certain supplemental retirement benefits if he retires after 14 years of employment with BWAY Corporation. If Mr. Roessler’s employment is terminated by BWAY Corporation without cause, by Mr. Roessler for good reason or by either Mr. Roessler or BWAY Corporation upon expiration of the disability period, subject to certain limitations, Mr. Roessler will be entitled to a lump sum cash payment equal to 3.05 times his base salary and continuation of certain employee benefits and insurance until the second anniversary of the date of such termination. If such termination occurs within 30 days before or two years after a change in Control (which includes the Merger), the benefits will include (a) the continuation of certain perquisites until the later of six months following the date of such termination or the end of the calendar year in which such termination occurs; (b) a lump sum payment of premiums for individual life insurance on substantially similar terms as the coverage as of the date of termination for 1.5 years, (c) full vesting of all benefits to which Mr. Roessler is entitled under each nonqualified retirement plan and nonqualified deferred compensation plan maintained by BWAY Corporation in which Mr. Roessler is a participant as of the date of termination (excluding supplemental executive retirement plan benefits and stock options granted to Mr. Roessler); and (d) the payment of reasonable fees and expenses for outplacement services for 12 months following the date of termination.

If Mr. Roessler’s employment is terminated by BWAY Corporation for cause or as a result of Mr. Roessler’s death or voluntary resignation Mr. Roessler (or in the case of his death, his estate) will be entitled to receive his base salary through the date of termination. If Mr. Roessler’s employment is terminated as a result of his death or voluntary resignation after reaching age 65, he will also be entitled to receive a pro rata bonus based on the period of employment during the fiscal year based on BWAY Corporation’s performance for such fiscal year. If Mr. Roessler dies while employed by BWAY Corporation or after his retirement and is eligible to receive the supplemental retirement benefits described in the prior paragraph as of the date of his death and his spouse (as of the execution of his Management Employment Agreement) survives him, she shall be entitled to receive 50% of the monthly retirement payment that Mr. Roessler was receiving (or was eligible to receive) prior to his death for the remainder of her life.

Mr. Roessler will be entitled to receive certain accrued obligations upon any termination of employment, regardless of the reason.

The separation benefits and, if applicable, the change in control benefits shall constitute full satisfaction of BWAY Corporation’s obligations under the agreement; provided that BWAY Corporation’s obligation to provide such benefits shall be conditioned upon (i) the execution and non-revocation by Mr. Roessler of BWAY Corporation’s standard form “separation and release agreement;” and (ii) Mr. Roessler’s compliance with all post-termination obligations contained in the agreement. Mr. Roessler is subject to a confidentiality restriction during his employment and thereafter, and to non-compete and non-solicitation restrictions during his employment and, if Mr. Roessler is entitled to the severance benefits, for 2 years following the date of termination or if Mr. Roessler is not entitled to the severance benefits for 18 months following the date of termination.

For purposes of Mr. Roessler’s employment agreement, “cause,” “change in control” and “good reason” are substantially similar to the terms as described under “Change in Control Agreements” below.

Michael B. Clauer. Pursuant to a letter agreement dated January 4, 2010, if we terminate Mr. Clauer without cause, he is entitled to separation benefits consisting of (i) a lump sum payment equal to 12 months of his then current base salary; (ii) a lump sum payment equal to 1.5 times his then current annual target incentive bonus; (iii) reimbursement of COBRA premiums under BWAY Corporation’s medical group health plan for 12 months; and (iv) monthly payments of $1,300 for 12 months.

Michael A. Noel. Pursuant to a letter agreement dated December 17, 2009, if we terminate Mr. Noel without cause, he is entitled to separation benefits consisting of 12 months of his then current base salary.

Change in Control Agreements

Mr. Roessler is entitled to certain change in control benefits per his Management Employment Agreement, as outlined above. BWAY also provides change in control benefits to Mr. Kern pursuant to a Change in Control Agreement. The agreements expire on December 31 of each year but are subject to automatic one-year renewals unless BWAY or the executive provides written notice of non-renewal at least 30 days prior to expiration. The agreements automatically renewed on December 31, 2011.

If an executive is not continuously employed with BWAY through the date that is 30 days prior to the change in control event, the change in control agreement will be void and without effect. The consummation of the Merger constituted a change in control under both Change in Control Agreements. As such, the executive would be entitled to certain benefits if we were to terminate the executive’s employment without cause or if the executive terminates employment for good reason at any time prior to June 16, 2012. The benefits would generally include the following:

(a)	a lump sum payment equal to the sum of one-and a half times the executive’s base salary, and one times the executive’s target bonus;

(b)	continuation of prerequisites until the later of the end of the year in which employment is terminated or the date that is six months following the date of the termination of employment;

(c)	reimbursement of COBRA premiums under our group health plan and dental plan for up to one and a half years following the executive’s termination of employment;

(d)

individual life insurance coverage on substantially similar terms as the coverage provided to the executive as of the date his employment terminated under our group life insurance plan for a period of one and a half years following the termination date;

(e)

any retirement benefits to which the executive may be entitled pursuant to any nonqualified retirement or nonqualified deferred compensation plans maintained by us in which the executive is a participant as of the termination date would fully vest; and

(f)	outplacement services for a period of 12 months.

The Change in Control Agreements provide that if any payments to the executive are considered “excess parachute payments” as defined in Section 280G of the Code, the amount payable under such agreement will be reduced by the minimum amount necessary to reduce the “parachute payments” to 299% of the executive’s “base amount” as defined in Section 280G of the Internal Revenue Code.

Payment of the benefits described above will be delayed for six months following the date the executive’s employment terminates if such delay is deemed necessary to avoid the imposition on the executive of an additional tax under Section 409A of the Internal Revenue Code.

Following termination, each executive will be subject to a customary one-year non-compete and non-solicitation agreement, which, if breached, would require an executive to repay (or, if unpaid, to forfeit) all the above specified payments and benefits, as well as to forfeit any vested or unvested equity awards and return any compensation realized by the executive upon the vesting of such equity awards that occurred during the period beginning from the earlier of the date the executive materially violated any restrictive covenant or the date the executive terminated employment.

For purposes of the Change in Control Agreements, a “change in control” is generally defined to include:

•

the acquisition by any person, other than by us, our subsidiaries, any of our employee benefit plans or their subsidiaries or, collectively, Kelso Investment Associates VI, L.P. and KEP VI, LLC, of 50% or more of the combined voting power of our then outstanding voting securities;

•	a change in the majority of the BWAY board of directors during any 24 month period;

•

a merger or consolidation of BWAY resulting in the persons who were owners of BWAY’s voting securities, immediately prior to such transaction, ceasing to own more than 50% of the combined voting power entitled to vote generally in the election of directors of the surviving company;

•

a liquidation or dissolution of BWAY (other than a liquidation of BWAY into any of its subsidiaries or a liquidation resulting in shareholders that held a majority of BWAY’s voting stock prior to the liquidation holding substantially all of BWAY’s assets); or

•

the sale, transfer or other disposition of 80% or more of BWAY’s assets in a single transaction or a series of related transactions in any consecutive 12-month period to one or more unaffiliated persons.

A change in control will not be deemed to occur if we file for bankruptcy, liquidation or reorganization under the United States Bankruptcy Code. In addition, a change in control will not be deemed to occur upon a public offering pursuant to an effective registration statement filed with the SEC that covers our common stock.

Consummation of the Merger on June 16, 2010 constitutes a change in control under the Change in Control Agreements.

For purposes of the change in control agreements, “cause” is generally defined to include:

•	refusal or neglect to perform employment-related duties;

•	willful misconduct or breach of fiduciary duty resulting in material harm to us;

•	conviction of or entering a plea of guilty to a crime constituting a felony or will full violation of any other law, rule, or regulation (other than a traffic offense); or

•	material breach of any restrictive covenant with us.

For purposes of the Change in Control Agreements, “disability” is generally defined as a reasonably documented physical or mental illness preventing an executive from performing his duties for us on a full- time basis for more than six months, and within 30 days after we have provided written notice of termination, the executive has not returned to the full time performance of his duties.

“Good reason” is generally defined to include:

•	any action by us that is materially inconsistent with, or results in the material reduction of, the executive’s current title duties or responsibilities;

•	the executive’s current base salary is materially reduced below his salary on the effective date of the agreement.

•	the executive’s benefits are materially reduced, unless a similar reduction is made for other executives;

•	the change in control requires executive to relocate more than 25 miles from the company’s corporate office (as of the effective date of the agreement); or

•	our successor fails to assume the executive’s Change in Control Agreement.

As discussed under “—Management Employment Agreements” above, Mr. Roessler’s employment agreement provides certain change in control benefits.

Overview of Director Compensation

Our board of directors consists of our chief executive officer and three directors affiliated with Madison Dearborn. None of our directors is considered independent. None of our directors currently receives fees or equity compensation for their services as directors. Mr. Roessler is compensated in his capacity as chief executive officer, as discussed under executive compensation above.

All of our directors are reimbursed for out-of-pocket expenses incurred in connection with attending all board and other committee meetings.

Compensation Committee Interlocks and Insider Participation

None of the Compensation Committee members were officers or employees of the Company or its subsidiaries. No executive officer of the Company has served as a member of the Board of Directors or Compensation Committee of another entity, one of whose executive officers served as a member of the Board of Directors or Compensation Committee of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 1, 2011, BWAY Parent had 29,306,532 shares of common stock outstanding. As of December 1, 2011, BWAY Intermediate had 1,000 shares of common stock outstanding, all of which was owed by BWAY Parent.

In October 2010, BWAY Parent declared and paid a cash dividend to its shareholders of $4.71 per share, or $138.4 million. The dividend was paid from proceeds received from the issuance of debt. For further information on the dividend, the debt and restrictions on the ability of BWAY Parent or of BWAY Intermediate and its subsidiaries to pay dividends, see Note 7, “Long-Term Debt” of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

At September 30, 2011, the company had an equity incentive plan in place that authorized for delivery pursuant to awards granted under the plan 3,263,940 shares of BWAY Parent common stock. The plan was adopted in June 2010 following the Merger. At September 30, 2011, 2,840,779 options were outstanding with a weighted-average exercise price of $5.29 and 423,161 options were available for future grant.

The following table sets forth certain information regarding the beneficial ownership of common stock of BWAY Parent as of December 1, 2011 (as determined in accordance with a applicable rules and regulations promulgated under the Exchange Act) by:

•	each person who is the beneficial owner of more than 5% of its outstanding voting common stock;

•	each member of the board of directors of BWAY Parent and our named executive officers (as determined as of September 30, 2011); and

•	each of our directors and executive officers as a group.

To our knowledge, each such stockholder has sole voting and investment power as to the common stock shown unless otherwise noted.

Beneficial Owner:	Shares beneficially Owned	Percent of Class
Madison Dearborn(1)	28,750,000	98.1%
Directors and Named Executive Officers
Kenneth M. Roessler(2)(3)	402,251	1.4%
Michael B. Clauer(2)(3)	58,278	*
Michael A. Noel(2)(3)	18,444	*
Kevin C. Kern(2)(4)	–	–
Dennis A. Bednar(2)(4)	–	–
Thomas S. Souleles(1)	–	–
Richard H. Copans(1)	–	–
Michael A. Kreger(1)	–	–
All Directors and Officers as a Group (8 persons)	478,973	1.6%
*	Denotes less than one percent.

(1)

Madison Dearborn Capital Partners V-A, L.P. (“MDP V-A”) is the direct beneficial owner of 11,271,581 shares of BWAY Parent common stock, Madison Dearborn Capital Partners V-C, L.P. (“MDP V-C”) is the direct beneficial owner of 2,990,158 shares of BWAY Parent common stock, Madison Dearborn Capital Partners V Executive-A, L.P. (“MDP V Executive”) is the direct beneficial owner of 113,261 shares of BWAY Parent common stock, Madison Dearborn Capital Partners VI-A, L.P. (“MDP VI-A”) is the direct beneficial owner of 11,865,959 shares of BWAY Parent common stock, Madison Dearborn Capital Partners VI-C, L.P. (“MDP VI-C”) is the direct beneficial owner of 2,337,490 shares of BWAY Parent common stock and Madison Dearborn Capital Partners VI Executive-A, L.P. (“MDP VI Executive”) is the direct beneficial owner of 171,551 shares of BWAY Parent common stock. Madison Dearborn Partners V-A&C, L.P. (“MDP V A&C”) is the general partner of MDP V-A, MDP V-C and MDP V Executive. Madison Dearborn Partners VI-A&C, L.P. (“MDP VI A&C”) is the general partner of MDP VI-A, MDP VI-C and MDP VI Executive. Madison Dearborn Partners, LLC (“MDP LLC”) is the general partner of each of MDP V A&C and MDP VI A&C. John A. Canning, Paul J. Finnegan and Samuel M. Mencoff are the sole members of a limited partner committee of MDP V A&C and of MDP VI A&C that have the power, acting by majority vote, to vote or dispose of the shares directly held by MDP V-A, MDP V-C and MDP V Executive and MDP VI-A, MDP VI-C and MDP VI Executive, respectively. Messrs. Canning, Finnegan and Mencoff and MDP LLC each hereby disclaims any beneficial ownership of any shares directly held by MDP V-A, MDP V-C, MDP V Executive, MDP VI-A, MDP VI-C and MDP VI Executive. Each of Messrs. Souleles, Copans and Kreger are employed by MDP LLC and disclaim beneficial ownership of the BWAY Parent common stock held by MDP V-A, MDP V-C, MDP V Executive, MDP VI-A, MDP VI-C and MDP VI Executive except to the extent of his pecuniary interest therein. The address for MDP LLC and Messrs. Souleles, Copans and Kreger is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 4600, 70 West Madison Street, Chicago, Illinois 60602.

(2)	The business address for Messrs. Roessler, Clauer, Noel, Kern and Bednar is c/o BWAY Holding Company, 8607 Roberts Drive, Suite 250, Atlanta, Georgia 30350.

(3)

The number of shares beneficially owned includes options to purchase shares that would be exercisable within 60 days of December 1, 2011 of 82,251, 18,278 and 10,444 shares for each of Messrs. Roessler, Clauer and Noel, respectively.

(4)	The employment of Messrs. Kern and Bednar was terminated in October 2011.

Item 13 . Certain Relationships and Related Transactions, and Director Independence

Payments to Madison Dearborn

BWAY Parent has agreed to pay and hold the MDP Investment Funds, and each direct and indirect general partner thereof, harmless against any and all liability for out-of-pocket expenses (including attorneys’ fees and expenses for the MDP Investment Funds) of such entities in connection with the acquisition of BWAY Parent and the investment by the MDP Investment Funds in BWAY Parent and its subsidiaries.

We are party to a management services agreement (the “Management Services Agreement” with Madison Dearborn Partners V-B, L.P. and Madison Dearborn Partners VI-B, L.P. (collectively, the “MDP Management Services Affiliates”) and Holdings pursuant to which the MDP Management Services Affiliates will provide BWAY with certain management and consulting services and financial and other advisory services. Pursuant to such agreement, the MDP Management Services Affiliates will receive a transaction fee in connection with the consummation of certain corporate transactions as well as reimbursement for out-of-pocket expenses. The Management Services Agreement contains customary indemnification provisions in favor of the MDP Management Services Affiliates. The Management Services Agreement has an initial term of 10 years. In October 2011, BWAY Parent paid affiliates of MDP $1.5 million as an advisory fee in connection with the issuance of the PIK Notes.

Management Equity Arrangements

In connection with the Merger, certain members of our senior management entered into equity arrangements with BWAY Parent in connection with the Transactions in order to purchase BWAY Parent’s common stock, par value $0.01 per share (the “BWAY Parent Common Stock”) as Management Investors in connection with the consummation of the Transactions. The aggregate purchase price paid by the Management Investors for BWAY Parent Common Stock was approximately $6.3 million. The purchase price per share paid by each of the Management Investors for the BWAY Parent Common Stock was the same as that paid by each MDP Investment Fund with respect to such MDP Investment Fund’s purchase of BWAY Parent Common Stock issued in connection with the consummation of the Transactions. The proceeds from the issuances of BWAY Parent Common Stock to the Management Investors reduced Madison Dearborn’s investment in BWAY Parent on a dollar-for-dollar basis.

Additionally, we established an equity incentive plan pursuant to which certain members of the Company’s management may be awarded options or other equity securities exercisable for, convertible into or otherwise exchangeable for shares of BWAY Parent Common Stock, subject to the terms and conditions therein. As of June 30, 2010, there were 3,263,940 shares of BWAY Parent Common Stock available for grant under such plan. A portion of each option granted pursuant to such plan is subject to time vesting and another portion vests in relation to performance measures as set forth in the equity incentive plan. All unvested awards granted pursuant to such plan which are time vesting vest and become exercisable upon a sale of BWAY Parent to an independent third party so long as the employee holding such units continues to be an employee of the Company or an affiliate at the closing of the sale, subject to any additional conditions to acceleration contained in an individual holder’s award agreement. Upon termination of the employment of any participant issued awards under such plan, all awards which have not vested by their terms as of the date of such termination terminate and expire without any consideration due in respect thereof, and BWAY Parent has the right to repurchase any awards which by their terms have vested and become exercisable at a price equal to the excess of the fair market value of the BWAY Parent Common Stock subject to such award over the exercise price thereof. If an employee participant issued awards under such plan is terminated for cause, then all awards granted to such participant, whether vested or unvested, are forfeited for no consideration.

The BWAY Parent Common Stock is subject to certain general restrictions on transfer, and the BWAY Parent Common Stock issued to any Management Investors is subject to the right of BWAY Parent or, if not exercised by BWAY Parent, the MDP Investment Funds, to repurchase the BWAY Parent Common Stock issued to any such Management Investors upon a termination of their employment. If the MDP Investment Funds seek to sell BWAY Parent, Management Investors may not have the right to object to such sale and must cooperate therewith, which may include selling their respective securities to the buyer on the terms and at the price negotiated by the MDP Investment Funds and signing whatever documents are reasonably necessary to consummate such sale.

If the MDP Investment Funds sell a significant portion of their collective ownership interest in BWAY Parent to a third party (disregarding certain sales in the public market, transfers to affiliates and certain other exceptions), Management Investors will have the option (but not be required, except in the case of a sale of BWAY Parent) to participate in the sale and sell alongside the MDP Investment Funds on a pro rata basis.

Certain of the Management Investors and the MDP Investment Funds entered into a registration agreement with BWAY Parent in connection with the consummation of the Transactions under which the MDP Investment Funds have the right to require BWAY Parent to register any or all of its securities under the Securities Act on Form S-1 or Form S-3, at BWAY Parent’s expense. Additionally, the MDP Investment Funds and the Management Investors are entitled to request the inclusion of their registrable securities in any registration statement at BWAY Parent’s expense whenever BWAY Parent proposes to register any offering of its securities.

Prior to an initial public offering or a sale of BWAY Parent, each Management Investor is required to vote his or her BWAY Parent Common Stock in favor of a board of directors consisting of representatives of the MDP Investment Funds and the chief executive officer of the Company.

Related Party Approval Policy

Prior to entering into a related party transaction, the board of directors reviews such transaction for any conflicts of interest or unfavorable terms relative to a similar arms-length transaction. The board of directors may approve a related party transaction based on its review of the transaction and its determination that said transaction is in the best interests of the company.

Item 14 . Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the audit of our annual financial statements for 2011 and 2010 and fees billed for tax and other services rendered by Deloitte & Touche during those periods. The Audit Committee approved all fees incurred by the Company from Deloitte & Touche in 2011 and 2010 pursuant to the committee’s pre-approval policy.

	Fiscal Year Ended
	September 30, 2011	September 30, 2010
	$ Millions
Audit Fee (1)	$0.8	$0.9
Audit-Related Fees (2)	0.3	0.4
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$1.1	$1.3

(1)

Audit fees relate to services rendered in connection with the audit of the company’s annual financial statements and the quarterly reviews of financial statements included in the company’s quarterly reports on Form 10-Q.

(2)	Audit-related fees include fees for SEC registration statement services and consultation on accounting standards or transactions and business acquisitions.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
(a)

In Item 8, the consolidated financial statements, including the notes thereto, of BWAY Parent and of BWAY Intermediate as of September 30, 2011 and 2010 (Successor) and for the year ended September 30, 2011, for the period from June 16, 2010 to September 30, 2010 (Successor) and for the period from September 28, 2009 to June 15, 2010 and for the year ended September 27, 2009 (Predecessor).

(b)	Those financial statement schedules set forth under Item 8. Financial statement schedules not required to be filed are excluded from this report.

(c)	Those exhibits as listed in paragraph (b) below, including those in the Listing of Exhibits.

(b)	Exhibits required by Item 601 of Regulation S-K either are filed as exhibits to this form or are incorporated by reference. See the Listing of Exhibits which is incorporated herein by reference.

(c)	No financial statements required by Regulation S-X are excluded from this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Parent Company, Inc.		BWAY Intermediate Company, Inc.

By:	/s/ Kenneth M. Roessler	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler		Kenneth M. Roessler
President and Chief Executive Officer		President and Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)
Date: December 19, 2011		Date: December 19, 2011

By:	/s/ Michael B. Clauer	By:	/s/ Michael B. Clauer
Michael B. Clauer		Michael B. Clauer
Executive Vice President and		Executive Vice President and
Chief Financial Officer		Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)		(Principal Financial Officer and Principal Accounting Officer)
Date: December 19, 2011		Date: December 19, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BWAY Parent Company, Inc.		BWAY Intermediate Company, Inc.

By:	/s/ Kenneth M. Roessler	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler		Kenneth M. Roessler
Director		Director
President and Chief Executive Officer		President and Chief Executive Officer
Date: December 19, 2011		Date: December 19, 2011

By:	/s/ Richard H. Copans	By:	/s/ Richard H. Copans
Richard H. Copans		Richard H. Copans
Director		Director
Date: December 19, 2011		Date: December 19, 2011

By:	/s/ Michael A. Kreger	By:	/s/ Michael A. Kreger
Michael A. Kreger		Michael A. Kreger
Director		Director
Date: December 19, 2011		Date: December 19, 2011

By:	/s/ Thomas S. Souleles	By:	/s/ Thomas S. Souleles
Thomas S. Souleles		Thomas S. Souleles
Director		Director
Date: December 19, 2011		Date: December 19, 2011

Listing of Exhibits

Exhibit Number	Registrant(s)	Description of Document
2.1	BWAY Parent BWAY Intermediate	Agreement and Plan of Merger, dated March 28, 2010, among Picasso Parent Company, Inc., Picasso Merger Sub, Inc. and BWAY Holding Company (Incorporated by reference to BWAY Corporation’s Form 8-K dated as of April 21, 2010 File No. 1-12415)(1)(2)

3.1	BWAY Parent	Certificate of Incorporation of BWAY Parent Company, Inc., dated February 10, 2011, as amended on June 15, 2010 and July 30, 2010(1)

3.2	BWAY Parent	Bylaws of BWAY Parent Company, Inc.(1)

3.3	BWAY Intermediate	Amended and Restated Certificate of Incorporation of BWAY Holding Company (Incorporated by reference to BWAY Holding Company’s Form 8-K dated June 22, 2010 File No. 1-12415)(2)

3.4	BWAY Intermediate	Amended and Restated Bylaws of BWAY Holding Company (Incorporated by reference to BWAY Holding Company’s Form 8-K dated June 22, 2010 File No. 1-12415)(2)

3.5	BWAY Intermediate	Amended and Restated Certificate of Incorporation of North America Packaging Corporation, dated June 12, 2001, as amended on September 11, 2006 and June 30, 2008(2)

3.6	BWAY Intermediate	Bylaws of North America Packaging Corporation, dated June 21, 2001(2)

3.7	BWAY Intermediate	Certificate of Incorporation of R.P.R., Inc., dated September 21, 1984 (predecessor to North America Packaging of Puerto Rico, Inc.), as amended on December 13, 1984, July 22, 1986, March 4, 1987 and October 1, 1990(2)

3.8	BWAY Intermediate	By-Laws of North America Packaging of Puerto Rico, Inc., dated September 24, 1984(2)

3.9	BWAY Intermediate	Articles of Organization of SC Plastics, LLC, dated February 14, 2001(2)

3.10	BWAY Intermediate	Operating Agreement of SC Plastics, LLC, dated February 15, 2001, as amended on June 28, 2001(2)

3.11	BWAY Intermediate	Certificate of Incorporation of BWAY-Kilbourn, Inc., dated August 22, 2006(2)

3.12	BWAY Intermediate	By-Laws of BWAY-Kilbourn, Inc., dated August 22, 2006(2)

3.13	BWAY Intermediate	Restated Certificate of Incorporation of Armstrong Containers, Inc., dated March 11, 2002(2)

3.14	BWAY Intermediate	By-Laws of Armstrong Containers, Inc., dated as of March 11, 2002 (Incorporated by reference to BWAY Corporation’s Registration Statement filed on April 29, 1997 on Form S-4 File No. 333-26013)(2)

3.15	BWAY Intermediate	Certificate of Incorporation of Central Can Company Acquisition Corp. (predecessor to Central Can Company, Inc.), dated June 12, 2002, as amended on June 18, 2002, July 26, 2002, May 16, 2007 and June 23, 2008(2)

3.16	BWAY Intermediate	By-Laws of Central Can Company, Inc.(2)

3.17	BWAY Intermediate	Certificate of Incorporation of BWAY Parent Company, Inc. (f/k/a Picasso Parent Company, Inc.), dated February 10, 2010, as amended on July 15, 2010 and July 30, 2010(2)

3.18	BWAY Intermediate	By-Laws of BWAY Parent Company, Inc. (f/k/a Picasso Parent Company, Inc.), dated February 10, 2010(2)

3.19	BWAY Intermediate	Certificate of Incorporation of BWAY Intermediate Company, Inc. (f/k/a Picasso Intermediate Company, Inc.), dated March 17, 2010, as amended on July 30, 2010(2)

3.20	BWAY Intermediate	By-Laws of BWAY Intermediate Company, Inc. (f/k/a Picasso Intermediate Company, Inc.), dated March 17, 2010(2)

3.21	BWAY Intermediate	Articles of Incorporation of Phoenix Container, Inc., dated September 29, 1997, as amended on December 16, 2010(2)

3.22	BWAY Intermediate	By-Laws of Phoenix Container, Inc., dated December 20, 2010(2)

3.23	BWAY Intermediate	Articles of Organization of Plastican, Inc., dated February 6, 1970, as amended on February 1, 1999(2)

3.24	BWAY Intermediate	By-Laws of Plastican, Inc.(2)

4.1	BWAY Parent BWAY Intermediate	Indenture, dated as of June 16, 2010, among Picasso Merger Sub, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of June 22, 2010 File No. 1-12415) (1)(2)

4.2	BWAY Parent BWAY Intermediate	First Supplemental Indenture, dated as of June 16, 2010, among BWAY Holding named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. thereunder and The Bank of New York Mellon Trust, N.A., as trustee (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of June 22, 2010 File No. 1-12415)(1)(2)

4.3	BWAY Parent BWAY Intermediate	Second Supplemental Indenture, dated as of November 1, 2010, among BWAY Holding Company, the Guarantors thereunder and The Bank of New York Mellon Trust, N.A., as Trustee(1)(2)

4.4	BWAY Parent BWAY Intermediate	Third Supplemental Indenture, dated as of January 6, 2011, among BWAY Holding Company, the Guarantors thereunder and The Bank of New York Mellon Trust Company, N.A., as trustee(1)(2)

4.5	BWAY Parent BWAY Intermediate	Registration Rights Agreement, dated as of June 16, 2010, among Picasso Merger Sub, Inc., Picasso Intermediate Company, Inc. and Banc of America Securities LLC, Deutsche Bank Securities LLC and Barclays Capital Inc. (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of June 22, 2010 File No. 1-12415)(1)(2)

4.6	BWAY Parent BWAY Intermediate	Registration Rights Joinder Agreement, dated as of June 16, 2010, among BWAY Holding Company, Banc of America Securities LLC, Deutsche Bank Securities LLC, Barclays Capital Inc. and each of the BWAY Guarantors thereunder (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of June 22, 2010 File No. 1-12415)(1)(2)

4.7	BWAY Parent	Indenture, dated as of October 26, 2010, among BWAY Parent Company, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee(1)

4.8	BWAY Parent	Registration Rights Agreement, dated as of October 26, 2010, among BWAY Parent Company, Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc.(1)

10.1	BWAY Intermediate BWAY Parent	Lease Agreement dated December 1, 2006 between A.L. Dougherty—Tennessee II, LLC and BWAY Corporation for the property located in Memphis, Tennessee(1)(2)

10.2	BWAY Intermediate BWAY Parent	Industrial Building Lease by and between Sturtevant Venice, LLC, JES Sturtevant Venice, LLC, RES Sturtevant Venice, LLC, MSP Sturtevant Venice, LLC and BWAY Corporation, dated September 30, 2008(1)(2)

10.3	BWAY Intermediate BWAY Parent	Lease by and between Duke Realty Limited Partnership and North America Packaging Corporation, dated December 15, 2008 for property located in Indianapolis, Indiana(1)(2)

10.4	BWAY Intermediate BWAY Parent	Lease Agreement by and between Guion Road Venture, LLC and North America Packaging Corporation, dated February 2009 for property located in Indianapolis, Indiana(1)(2)

10.5	BWAY Intermediate BWAY Parent

Industrial Building Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Valparaiso, Indiana (the “Valparaiso Lease”)(1)(2)

10.6	BWAY Intermediate BWAY Parent	April 2010 Amendment to the Valparaiso Lease(1)(2)

10.7	BWAY Intermediate BWAY Parent	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 and as amended April 2010, for the property located in Bryan, Texas(1)(2)

10.8	BWAY Intermediate BWAY Parent	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on North Queen Street in Toronto, Ontario(1)(2)

10.9	BWAY Intermediate BWAY Parent

Lease between CenterPoint Properties Trust and Central Can Company, Inc, dated as of September 6, 2007, as amended August 20, 2009 and August 31, 2009 for the property located in Chicago, Illinois(1)(2)

10.10	BWAY Intermediate BWAY Parent

Lease Agreement, dated June 15, 2001, by and among First Fulton Associates and BWAY Corporation (as successor in interest to Ball Plastic Container Corp.) as amended August 14, 2001, February 12, 2002, May 1, 2010 and February 5, 2011 for the property located in Newnan, Georgia(1)(2)

10.11	BWAY Intermediate BWAY Parent

Industrial Building Lease by and between Southcorp Packaging USA, Inc. and North America Packaging Corporation, dated June 28, 2001, as amended April 2010, for the property located in Dayton (South Brunswick), New Jersey(1)(2)

10.12	BWAY Intermediate BWAY Parent

Asset Purchase Agreement, dated as of June 16, 2006, by and among 3146598 Nova Scotia Company, BWAY Corporation, 6045995 Canada, Inc., 4095138 Canada, Inc., Industrial Containers Ltd. and Arshinoff & Co. Ltd. (Incorporated by reference to BWAY Corporation’s Form 8-K filed as of July 21, 2006 File No. 1-12415)(1)(2)

10.13	BWAY Intermediate BWAY Parent

Stock Purchase Agreement, dated as of August 20, 2009, by and among BWAY Corporation and the Sellers (as defined therein) (Incorporated by reference to BWAY Corporation’s Form 8-K filed as of August 26, 2009 File No. 1-12415)(1)(2)

10.14	BWAY Intermediate BWAY Parent	Asset Purchase Agreement, dated as of September 25, 2009, by and among BWAY Corporation and Ball Plastic Container Corp(1)(2)

10.15	BWAY Intermediate BWAY Parent	Purchase Agreement, dated October 8, 2010, among North American Packaging Corporation, Plastican, Inc., the Sellers as defined therein and John R. Clementi, as seller representative(1)(2)

10.16	BWAY Intermediate BWAY Parent	Side Letter, dated October 12, 2010, between BWAY Corporation and John R. Clementi, as seller representative(1)(2)

10.17	BWAY Intermediate BWAY Parent

Stock Purchase Agreement, dated December 20, 2010, among Central Can Company, Inc., Phoenix Merger Sub, Inc., Phoenix Container, Inc., the Sellers party thereto, Kenneth Sokoloff, as seller representative, and BWAY Corporation(1)(2)

10.18	BWAY Intermediate BWAY Parent	Brockway Standard (Ohio), Inc. Bargaining Unit Savings Plan.# (Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-8 filed on October 31, 1997 (File No. 333-39225)(1)(2)

10.19	BWAY Intermediate BWAY Parent	BWAY Holding Company Annual Incentive Plan #(Incorporated by reference to BWAY Corporation’s Form S-1/A filed as of May 30, 2007 File No. 333-141174) (1)(2)

10.20	BWAY Intermediate BWAY Parent	Picasso Parent Company, Inc. 2010 Equity Incentive Plan #(1)(2)

10.21	BWAY Intermediate BWAY Parent	Form of incentive stock option grant agreement pursuant to the Picasso Parent Company, Inc. 2010 Equity Incentive Plan # (1)(2)

10.22	BWAY Intermediate BWAY Parent	Form of non-qualified stock option grant agreement pursuant to the Picasso Parent Company, Inc. 2010 Equity Incentive Plan # (1)(2)

10.23	BWAY Intermediate BWAY Parent

Form of change of control agreement (entered into by each of Kevin C. Kern and Jeffrey M. O’Connell) #(Incorporated by reference to BWAY Corporation’s Form S-1/A filed as of May 30, 2007 File No. 333-141174)(1)(2)

10.24	BWAY Intermediate BWAY Parent	Form of Director Indemnification Agreement (Incorporated by reference to BWAY Corporation’s Form S-1/A filed as of May 30, 2007 File No. 333-141174)(1)(2)

10.25	BWAY Intermediate BWAY Parent

Employment Agreement between BWAY Corporation and Kenneth M. Roessler made as of February 24, 2009. #(Incorporated by reference to BWAY Holding Company’s Form 10-Q for the quarterly period ended March 29, 2009 File No. 1-33527)(1)(2)

10.26	BWAY Intermediate BWAY Parent	Letter agreement between BWAY Corporation and Michael B. Clauer dated January 4, 2010 (Incorporated by reference to BWAY Corporation’s Form 8-K filed as of January 7, 2010 File No. 1-12415)(1)(2)

10.27	BWAY Intermediate BWAY Parent

Separation and Release Agreement dated June 26, 2009 by and between BWAY Corporation and Thomas K. Linton. #(Incorporated by reference to BWAY Holding Company’s Form 8-K/A dated as of May 21, 2009 File No. 1-33527)(1)(2)

10.28	BWAY Intermediate BWAY Parent

Management Services Agreement, dated as of June 16, 2010, among BWAY Holding Company, Picasso Parent Company, Inc., Madison Dearborn Partners V-B, L.P. and Madison Dearborn Partners VI-B, L.P. (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of June 22, 2010 File No. 1-12415)(1)(2)

10.29	BWAY Intermediate BWAY Parent

Credit Agreement, dated as of June 16, 2010, among Picasso Intermediate Company, Inc., Picasso Merger Sub, Inc., ICL Industrial Containers ULC/ICL, Contenants Industriels ULC, the lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as administrative agent, Barclays Capital, as document agent, Banc of America Securities LLC, Deutsche Bank Securities LLC and Barclays Capital Inc. (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of June 22, 2010 File No. 1-12415)(1)(2)

10.30	BWAY Intermediate BWAY Parent

Amendment No. 1 to Credit Agreement, dated as of February 23, 2011, by and among BWAY Intermediate Company, Inc. (f/k/a Picasso Intermediate Company, Inc.), BWAY Holding Company, ICL Industrial Containers ULC/ICL, Contenants Industriels ULC, Deutsche Bank Trust Company Americas, as administrative agent and the designated replacement term lender, the other Designated Replacement Term Lender, the other Replacement Term Lenders as defined therein and and each other Lender party hereto(1)(2)

10.31	BWAY Intermediate BWAY Parent

US Security Agreement, dated as of June 16, 2010, among Picasso Intermediate Company, Inc., Picasso Merger Sub, Inc., BWAY Holding Company, certain subsidiaries of Picasso Intermediate Company, Inc. and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of June 22, 2010 File No. 1-12415)(1)(2)

10.32	BWAY Intermediate BWAY Parent

Security Agreement, dated as of June 16, 2010, among ICL Industrial Containers ULC/ICL, Contenants Industriels ULC and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to BWAY Holding Company’s Form 8-K dated as of June 22, 2010 File No. 1-12415)(1)(2)

21.1	BWAY Intermediate BWAY Parent	List of subsidiaries

31.1	BWAY Parent	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a))

31.2	BWAY Parent	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a))

31.3	BWAY Intermediate	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a))

31.4	BWAY Intermediate	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a))

32.1	BWAY Parent	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	BWAY Intermediate	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	BWAY Parent BWAY Intermediate	XBRL Instance Document*

101.SCH	BWAY Parent BWAY Intermediate	XBRL Taxonomy Extension Schema Document*

101.CAL	BWAY Parent BWAY Intermediate	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	BWAY Parent BWAY Intermediate	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	BWAY Parent BWAY Intermediate	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	BWAY Parent BWAY Intermediate	XBRL Taxonomy Extension Presentation Linkbase Document*

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

(1)	Incorporated by reference to BWAY Parent’s Registration Statement on Form S-4 filed on April 25, 2011 (File No. 333-173712).
(2)	Incorporated by reference to BWAY Intermediate’s Registration Statement on Form S-4 filed on March 11, 2011 (File No. 333-172764-01).

.