Form 10-Q
period 2011-12-31
BWAY PARENT COMPANY, INC.; BWAY INTERMEDIATE COMPANY, INC.
filed 2012-02-14
CIK 1487775, 1500341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

December 31, 2011

COMMISSION File Number	Registrant and State of Incorporation Address and Telephone Number	I.R.S. EMPLOYER Identification No.
333-173712	BWAY PARENT COMPANY, INC.	27-1902348
(Delaware)
8607 Roberts Drive, Suite 250
Atlanta, Georgia 30350-2237
(770) 645-4800

333-172764-01	BWAY INTERMEDIATE COMPANY, INC.	27-2594571
(Delaware)
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

BWAY Parent Company, Inc. (“BWAY Parent”)	☑ Yes ☐ No
BWAY Intermediate Company, Inc. (“BWAY Intermediate”)	☑ Yes ☐ No

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

As of February 10, 2012, there were 29,301,032 shares of BWAY Parent common stock, $0.01 par value, outstanding.

As of February 10, 2012, there were 1,000 shares of BWAY Intermediate common stock, $0.01 par value, outstanding, all of which were owned by BWAY Parent.

BWAY Intermediate meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this quarterly report with the reduced disclosure format.

Explanatory Note

This quarterly report on Form 10-Q is a combined report of BWAY Parent and BWAY Intermediate, a direct 100% owned subsidiary of BWAY Parent. Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us” and “our” refers to BWAY Parent together with its direct and indirect subsidiaries, including BWAY Intermediate.

As applicable, we have combined disclosures where the information is substantially the same for each registrant, and we have provided separate disclosures where such information is not substantially the same for each registrant. In this report, we have presented separate financial statements for each registrant.

BWAY PARENT COMPANY, INC.

BWAY INTERMEDIATE COMPANY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended December 31, 2011

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Parent Company, Inc. and Subsidiaries

($ in millions, except per share data)	December 31, 2011	September 30, 2011
Assets
Current assets
Cash and cash equivalents	$5.5	$83.3
Accounts receivable, net of allowance for doubtful accounts of $0.8 at December 31 and September 30	116.0	116.8
Inventories, net	125.3	117.2
Other current assets	31.0	26.4

Total current assets	277.8	343.7

Property, plant and equipment, net	172.4	175.8
Goodwill	307.4	307.3
Other intangible assets, net	368.7	380.0
Other assets	33.8	35.6

Total assets	$1,160.1	$1,242.4

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$71.4	$125.9
Other current liabilities	41.8	50.6
Current portion of long-term debt	–	5.1

Total current liabilities	113.2	181.6

Long-term debt	855.4	858.8
Deferred tax liabilities	149.6	149.5
Other liabilities	50.4	55.2

Total liabilities	1,168.6	1,245.1

Commitments and contingencies (Note 12)

Stockholders’ deficit
Common stock, $0.01 par value, authorized 40,000,000 shares; issued and outstanding 29,306,532 shares at December 31 and 29,364,465 shares at September 30	0.3	0.3
Additional paid-in capital	156.8	156.8
Accumulated deficit	(161.5)	(155.9)
Accumulated other comprehensive loss	(4.1)	(3.9)

Total stockholders’ deficit	(8.5)	(2.7)

Total liabilities and stockholders’ deficit	$1,160.1	$1,242.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Parent Company, Inc. and Subsidiaries

	Three Months Ended December 31
($ in millions)	2011	2010
Net sales	$248.4	$240.7

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	214.3	218.4
Depreciation and amortization	21.5	21.7
Selling and administrative	5.6	6.1
Restructuring	0.2	0.3
Interest	17.5	16.9
Business acquisition	–	0.5
Other (income) expense	(0.7)	0.5

Total costs and expenses	258.4	264.4

Loss before income taxes	(10.0)	(23.7)
Benefit from income taxes	(4.4)	(10.1)

Net loss	$(5.6)	$(13.6)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Parent Company, Inc. and Subsidiaries

	Three Months Ended December 31
($ in millions)	2011	2010
Cash Flows from Operating Activities
Net loss	$(5.6)	$(13.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10.1	10.1
Amortization of other intangibles	11.4	11.6
Amortization of debt issuance costs	1.4	1.2
Accretion of debt discount	0.4	0.3
Unrealized foreign currency gain	(0.5)	–
Non-cash interest expense on PIK Notes to be paid-in-kind	4.4	2.9
Stock-based compensation expense	0.3	0.3
Other	0.2	–
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	0.7	15.2
Inventories	(8.1)	(14.9)
Accounts payable	(54.9)	(41.8)
Other assets	0.1	(1.5)
Accrued and other liabilities	(9.2)	(12.8)
Income taxes, net	(4.5)	(6.8)

Net cash used in operating activities	(53.8)	(49.8)

Cash Flows from Investing Activities
Capital expenditures	(6.0)	(9.1)
Business acquisitions, net of cash acquired	–	(47.9)

Net cash used in investing activities	(6.0)	(57.0)

Cash Flows from Financing Activities
Proceeds from issuance of PIK Notes	–	145.5
Payment of dividend to stockholders	–	(138.4)
Proceeds from issuance of secured debt	–	24.9
Repayments of secured debt	(35.0)	(1.3)
Proceeds from revolving credit facility borrowings	35.0	25.0
Repayments of revolving credit facility borrowings	(17.5)	(5.0)
Repayment of acquired debt related to business acquisitions	–	(33.2)
Increase in unpresented bank drafts in excess of cash available for offset	–	1.3
Principal repayments under capital lease obligations	(0.2)	(0.4)
Payments to repurchase common stock	(0.3)	–
Payment of debt issuance costs	–	(4.7)
Other	(0.1)	–

Net cash (used in) provided by financing activities	(18.1)	13.7

Effect of exchange rate changes on cash and cash equivalents	0.1	(1.0)

Net decrease in cash and cash equivalents	(77.8)	(94.1)
Cash and cash equivalents, beginning of period	83.3	101.3

Cash and cash equivalents, end of period	$5.5	$7.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Intermediate Company, Inc. and Subsidiaries

($ in millions, except per share data)	December 31, 2011	September 30, 2011
Assets
Current assets
Cash and cash equivalents	$4.7	$82.5
Accounts receivable, net of allowance for doubtful accounts of $0.8 at December 31 and September 30	116.0	116.8
Inventories, net	125.3	117.2
Other current assets	31.0	26.4

Total current assets	277.0	342.9

Property, plant and equipment, net	172.4	175.8
Goodwill	307.4	307.3
Other intangible assets, net	368.7	380.0
Other assets	30.6	31.8

Total assets	$1,156.1	$1,237.8

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$71.4	$125.9
Other current liabilities	41.5	50.3
Current portion of long-term debt	–	5.1

Total current liabilities	112.9	181.3

Long-term debt	691.8	704.1
Deferred tax liabilities	149.6	149.5
Other liabilities	47.4	47.9

Total liabilities	1,001.7	1,082.8

Commitments and contingencies (Note 12)

Stockholder’s equity
Common stock, $0.01 par value, authorized 1,000 shares; issued and outstanding 1,000 shares at December 31 and September 30	–	–
Additional paid-in capital	305.2	302.7
Accumulated deficit	(146.7)	(143.8)
Accumulated other comprehensive loss	(4.1)	(3.9)

Total stockholder’s equity	154.4	155.0

Total liabilities and stockholder’s equity	$1,156.1	$1,237.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Intermediate Company, Inc. and Subsidiaries

	Three Months Ended December 31
($ in millions)	2011	2010
Net sales	$248.4	$240.7

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	214.3	218.4
Depreciation and amortization	21.5	21.7
Selling and administrative	5.6	5.7
Restructuring	0.2	0.3
Interest	12.6	13.7
Business acquisition	–	0.5
Other income	(0.7)	(1.1)

Total costs and expenses	253.5	259.2

Loss before income taxes	(5.1)	(18.5)
Benefit from income taxes	(2.2)	(7.8)

Net loss	$(2.9)	$(10.7)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Intermediate Company, Inc. and Subsidiaries

	Three Months Ended December 31
($ in millions)	2011	2010
Cash Flows from Operating Activities
Net loss	$(2.9)	$(10.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10.1	10.1
Amortization of other intangibles	11.4	11.6
Amortization of debt issuance costs	1.2	1.0
Accretion of debt discount	0.1	0.2
Unrealized foreign currency gain	(0.5)	–
Stock-based compensation expense	0.3	0.3
Other	0.2	–
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	0.7	15.2
Inventories	(8.1)	(14.9)
Accounts payable	(54.9)	(41.8)
Other assets	0.1	(1.5)
Accrued and other liabilities	(9.2)	(12.8)
Income taxes, net	(2.3)	(4.6)

Net cash used in operating activities	(53.8)	(47.9)

Cash Flows from Investing Activities
Capital expenditures	(6.0)	(9.1)
Business acquisitions, net of cash acquired	–	(47.9)
Other	(0.4)	–

Net cash used in investing activities	(6.4)	(57.0)

Cash Flows from Financing Activities
Proceeds from issuance of secured debt	–	24.9
Repayments of secured debt	(35.0)	(1.3)
Proceeds from revolving credit facility borrowings	35.0	25.0
Repayments of revolving credit facility borrowings	(17.5)	(5.0)
Repayment of acquired debt related to business acquisitions	–	(33.2)
Increase in unpresented bank drafts in excess of cash available for offset	–	1.3
Principal repayments under capital lease obligations	(0.2)	(0.4)
Payment of debt issuance costs	–	(0.2)
Other	–	(0.1)

Net cash (used in) provided by financing activities	(17.7)	11.0

Effect of exchange rate changes on cash and cash equivalents	0.1	(1.0)

Net decrease in cash and cash equivalents	(77.8)	(94.9)
Cash and cash equivalents, beginning of period	82.5	101.3

Cash and cash equivalents, end of period	$4.7	$6.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMBINED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BWAY Parent Company, Inc. and Subsidiaries

BWAY Intermediate Company, Inc. and Subsidiaries

1.	GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of each of BWAY Parent Company, Inc. (“BWAY Parent”) and BWAY Intermediate Company, Inc. (“BWAY Intermediate”) include the accounts of BWAY Holding Company (“BWAY Holding”) and its direct and indirect subsidiaries, each 100% owned. BWAY Holding is a 100% owned subsidiary of BWAY Intermediate, which is a 100% owned subsidiary of BWAY Parent. In these notes, unless the context specifies otherwise, we refer to BWAY Parent or BWAY Intermediate and their direct and indirect subsidiaries collectively, as “the Company,” “we,” “us” or “our,” as applicable.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with our audited consolidated financial statements for the fiscal year ended September 30, 2011 included in Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K (the “Annual Report”).

BWAY Parent is owned by investment entities (“MDP Investment Funds”) affiliated with Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago, Illinois (“MDP”), and certain members of BWAY Holding’s management (“Management Investors”). See “Acquisition of BWAY Holding” in Note 1, “General” of Notes to Consolidated Financial Statements included in the Annual Report.

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

Business and Segment Information

BWAY Parent, BWAY Intermediate and BWAY Holding are holding companies that do not have independent operations. BWAY Corporation (“BWAY”), the operating subsidiary of BWAY Holding, and its subsidiaries manufacture and distribute metal and rigid plastic containers primarily to manufacturers of industrial and consumer products for use as packaging. We have operations in the United States, Puerto Rico and Canada, and we sell primarily to customers located in these geographic markets. We report our operations in two business segments: metal packaging and plastic packaging (see Note 13, “Business Segments”).

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards not yet adopted, including the expected dates of adoption and estimated effects on the financial statements, from those disclosed in the Annual Report.

Related Party Transactions

BWAY Parent and its domestic subsidiaries, including BWAY Intermediate, file a consolidated federal income tax return. The companies file state tax returns on a consolidated, combined or separate basis depending on applicable tax laws. In each of three months ended December 31, 2011 and December 31, 2010, BWAY Intermediate received a $2.2 million non-cash contribution from BWAY Parent related to income tax benefits from interest and other expenses of BWAY Parent primarily associated with the PIK Notes (as defined in Note 4, “Long-Term Debt”).

BWAY Intermediate is party to a management services agreement with affiliates of MDP. See “MDP” under Note 15, “Related Party Transactions” of Notes to Consolidated Financial Statements in the Annual Report.

Recent Acquisitions

In the first quarter of 2011, we acquired Plastican, Inc. (“Plastican”) and Phoenix Container, Inc. (“Phoenix Container”), each in a stock purchase transaction for cash. See Note 3, “Recent Acquisitions” of Notes to Consolidated Financial Statements included in the Annual Report. For each, the measurement period for the purchase price allocation concluded in the first quarter of 2012.

2.	INVENTORIES

The major classes of inventory as of the dates indicated were:

($ in millions)	December 31, 2011	September 30, 2011
Raw materials	$38.6	$35.6
Work in process	41.8	36.9
Finished goods	44.9	44.7

Total inventories	$125.3	$117.2

3.	OTHER CURRENT ASSETS AND LIABILITIES

Other current assets and other current liabilities as of the dates indicated were:

($ in millions)	December 31, 2011	September 30, 2011
Other current assets
Income taxes receivable	$11.2	$6.8
Deferred tax assets	10.6	10.7
Other	9.2	8.9

Total other current assets	$31.0	$26.4

Other current liabilities
Accrued salaries and wages	$11.4	$11.0
Accrued interest (1)	1.8	10.8
Accrued rebates	8.1	7.4
Self insurance	8.5	7.9
Other (2)	12.0	13.5

Total other current liabilities (2)	$41.8	$50.6

(1)	For BWAY Parent, interest on its PIK Notes (see Note 4, “Long-Term Debt”) is to be paid-in-kind through the issuance of additional long-term debt. As such, accrued interest on the PIK Notes is included in other long-term liabilities.
(2)	For BWAY Intermediate, other current liabilities and total other current liabilities were $11.7 million and $41.5 million, respectively, at December 31, 2011. At September 30, 2011, other current liabilities and total other current liabilities were $13.2 million and $50.3 million, respectively, for BWAY Intermediate.

4.	LONG-TERM DEBT

For additional information regarding the terms of our long-term debt, including covenant limitations, events of default and dividend restrictions, see Note 7, “Long-Term Debt,” of Notes to Consolidated Financial Statements included in the Annual Report.

Outstanding Long-Term Debt

Long-term debt outstanding as of the dates indicated consisted of:

($ in millions)	December 31, 2011	September 30, 2011
Long-term debt
Term loan facilities, net of unaccreted discount of $1.9 million and $2.0 million	$471.7	$506.6
Senior notes due June 2018, net of unaccreted discount of $2.4 million	202.6	202.6
Revolving credit facility borrowings	17.5	–

	691.8	709.2
Less: current portion of long-term debt	–	(5.1)

Long-term debt–BWAY Intermediate	691.8	704.1
Senior PIK toggle notes due November 2015 issued by BWAY Parent, net of unaccreted discount of $3.4 million and $3.7 million	163.6	154.7

Long-term debt–BWAY Parent	$855.4	$858.8

The weighted-average interest rate on variable rate credit facility borrowings at each of December 31, 2011 and September 30, 2011 was 4.5%.

Current Portion of Long-Term Debt

The current portion of long-term debt represents scheduled repayments, as of the balance sheet date, with due dates occurring in the subsequent twelve months. In November 2011, BWAY Intermediate made voluntary prepayments of $33.5 million and $1.5 million of the B Term Loan and the C Term Loan (each as defined below), respectively. The voluntary prepayment has been applied against all future scheduled payments of the respective term loan until the prepayment amount was fully utilized. As a result, the next scheduled repayment of the B Term Loan is due at maturity and the next scheduled repayment of the C Term Loan is due June 30, 2015.

In addition to scheduled repayments, the credit agreement contains provisions for other mandatory repayments, including those relating to “excess cash flow,” which, if applicable, would be due on the December 31st following the end of the related fiscal year. No such payments were required for 2011, and as of December 31, 2011, we were unable to reasonably estimate if an excess cash flow payment will be required for 2012.

Scheduled Maturities of Long-Term Debt

Scheduled future maturities of long-term debt as of December 31, 2011 were:

($ in millions)	BWAY Parent	BWAY Intermediate
Fiscal year
2015	$0.2	$0.2
2016	184.9	17.9
Thereafter	678.0	678.0

Total scheduled future maturities of long-term debt	$863.1	$696.1

Senior PIK Toggle Notes of BWAY Parent

In October 2010, BWAY Parent issued $150.0 million aggregate principal amount of 10.125%/10.875% senior PIK toggle notes due November 2015 (the “PIK Notes”). The PIK Notes are unsecured obligations of BWAY Parent and are not guaranteed by any of its subsidiaries.

BWAY Parent may elect to pay interest on the PIK Notes by increasing the principal amount of the outstanding PIK Notes or by issuing new PIK Notes (“PIK Interest”). In November 2011, BWAY Parent issued $8.6 million of additional PIK Notes as PIK Interest to meet its interest payment obligation. For the interest period ending May 1, 2012, BWAY Parent has elected to pay PIK Interest and, as such, we have accrued interest on the PIK Notes at the toggle rate of 10.875%. Accrued interest on the PIK Notes is included in the other long-term liabilities line item in the BWAY Parent’s condensed consolidated balance sheets.

At December 31, 2011, BWAY Parent was in compliance with applicable financial covenants related to the PIK Notes.

Senior Notes Due 2018

In June 2010, BWAY Holding issued $205.0 million aggregate principal amount of 10% senior notes due 2018 (the “2018 Notes”). Interest on the 2018 Notes is payable semi-annually in arrears on June 15 and December 15 through maturity. The 2018 Notes mature June 15, 2018.

At December 31, 2011, BWAY Holding and its subsidiaries were in compliance with applicable financial covenants related to the 2018 Notes.

Senior Secured Credit Facilities

In February 2011, we entered into an amended and restated credit agreement dated as of February 23, 2011, among BWAY Intermediate, BWAY Holding, ICL Industrial Containers ULC (“ICL”) and various lenders (the “Credit Agreement”). The Credit Agreement amended an original credit agreement dated as of June 16, 2010. Under the Credit Agreement, BWAY Holding is the “U.S. Borrower” and ICL is the “Canadian Borrower.”

As of the amendment date, the facility consisted of a U.S. Borrower $470.7 million term loan (“B Term Loan”) and a Canadian Borrower $41.8 million term loan (“C Term Loan”), (collectively, the “Term Loan”). The facility also provided the U.S. Borrower with a $70.0 million revolver and the Canadian Borrower with a $5.0 million revolver, (collectively, the “Revolver” and together with the Term Loan, the “Senior Secured Credit Facilities”). The Term Loan will mature on February 23, 2018 and the Revolver will mature on February 23, 2016.

BWAY Parent is not a party to the Credit Agreement, and it is not a guarantor of the Senior Secured Credit Facilities.

At December 31, 2011, there were outstanding standby letters of credit of $5.9 million and outstanding Revolver borrowings of $17.5 million which reduced available Revolver borrowings to $51.6 million. As of December 31, 2011, the revolver interest rate was 5.5%.

BWAY Intermediate is subject to a Maximum Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement). Through
December 31, 2012, the required ratio is 7.25. For the period ended December 31, 2011, the actual Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) was 4.3.

At December 31, 2011, BWAY Intermediate and its subsidiaries were in compliance with applicable financial covenants contained in the Credit Agreement.

Debt Issuance Costs

At December 31, 2011 and September 30, 2011, unamortized debt issuance costs on long-term debt were $30.6 million and $32.1 million, respectively, for BWAY Parent and $26.8 million and $28.0 million, respectively, for BWAY Intermediate. Debt issuance costs are included in the other assets line item in the condensed consolidated balance sheets.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

For a description on how we estimate fair value, including a description of the classification of inputs into the fair value hierarchy, see Note 8, “Fair Value of Financial Instruments” of Notes to Consolidated Financial Statements included in the Annual Report.

Financial Instruments Measured at Fair Value

The following table represents the fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of the dates indicated.

	December 31, 2011				September 30, 2011
($ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap arrangement	$–	$0.1	$–	$0.1	$–	$0.1	$–	$0.1

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

Financial Instruments Not Measured at Fair Value

Other than as described above, we do not measure any other financial instruments at fair value on a recurring basis. Other than the fair value of our long-term debt, which is presented in the following tables, we believe the carrying value of financial instruments at December 31, 2011 and September 30, 2011 approximated the fair value of those financial instruments. We estimated fair value of our long-term debt based on quoted market prices in the secondary credit market.

Estimated fair value of long-term debt:

	December 31, 2011		September 30, 2011
($ in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt
Term loan facilities	$471.7	$466.5	$506.6	$489.6
Senior notes due June 2018	202.6	220.4	202.6	215.3
Revolving credit facility borrowings	17.5	17.1	–	–

Long-term debt–BWAY Intermediate	691.8	704.0	709.2	704.9
Senior PIK toggle notes due November 2015 issued by BWAY Parent	163.6	162.0	154.7	152.8

Long-term debt–BWAY Parent	$855.4	$866.0	$863.9	$857.7

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by reportable segment for the periods indicated are as follows:

($ in millions)	Metal Packaging	Plastic Packaging	Total
Balance, September 30, 2011	$281.6	$25.7	$307.3
Adjustments	0.1	–	0.1

Balance, December 31, 2011	$281.7	$25.7	$307.4

Goodwill	281.7	150.3	432.0
Accumulated impairment losses	–	(124.6)	(124.6)

Balance, December 31, 2011	281.7	25.7	307.4

Other Intangible Assets

The components of other intangible assets as of the dates indicated were:

	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
($ in millions)
December 31, 2011
Finite-lived intangible assets
Customer relationships	12.9	$388.0	$(62.1)	$325.9
Trade names	10.2	49.5	(7.0)	42.5
Favorable lease agreements	4.5	0.5	(0.2)	0.3

Total other intangible assets		$438.0	$(69.3)	$368.7

September 30, 2011
Finite-lived intangible assets
Customer relationships	12.9	$387.9	$(51.9)	$336.0
Trade names	10.2	49.5	(5.8)	43.7
Favorable lease agreements	4.5	0.5	(0.2)	0.3

Total other intangible assets		$437.9	$(57.9)	$380.0

Expected Future Amortization Expense

Expected future amortization expense related to finite-lived intangible assets as of December 31, 2011 was:

($ in millions)	Amortization Expense
Fiscal year
2012	$34.2
2013	43.3
2014	41.2
2015	38.9
2016	37.3
Thereafter	173.8

Total expected future amortization expense related to finite-lived intangible assets	$368.7

7.	EMPLOYEE BENEFIT OBLIGATIONS

Employee Benefit Obligation Liabilities

Employee benefit obligations as of the dates indicated were:

($ in millions)	December 31, 2011	September 30, 2011
Employee benefit obligation liabilities
Defined benefit pension plans	$14.0	$14.4
Retiree medical and other postretirement benefits	8.4	8.4
Deferred compensation	6.5	6.5

Total employee benefit obligation liabilities	$28.9	$29.3

Employee benefit obligation liabilities by financial statement line item
Other current liabilities	$1.3	$1.2
Other liabilities	27.6	28.1

Total employee benefit obligation liabilities	$28.9	$29.3

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated were:

	Three months ended December 31
($ in millions)	2011	2010
Defined benefit pension plans
Interest cost	$0.4	$0.4
Expected return on plan assets	(0.4)	(0.3)
Amortization of actuarial loss	–	0.1

	$–	$0.2

Other benefits
Interest cost	$0.1	$0.1

Total net periodic benefit cost	$0.1	$0.3

Multiemployer Pension Liabilities

We had accrued pension withdrawal liabilities of $4.4 million at each of December 31, 2011 and September 30, 2011 related to multiemployer pension plans that covered certain union employees at our former Franklin Park, Illinois facility, which we closed in 2008.

8.	RESTRUCTURING

The components of restructuring liabilities by reportable segment, including certain amounts not allocated to a segment, as of the dates indicated and the change in the liabilities during the period were as follows:

($ in millions)	Balance, September 30, 2011	Additions	Expenditures	Balance, December 31, 2011
Plastic packaging segment
Severance and benefit costs	$0.7	$–	$(0.2)	$0.5
Facility closure costs	0.4	0.2	(0.2)	0.4

Total plastic packaging segment	1.1	0.2	(0.4)	0.9

($ in millions)	Balance, September 30, 2011	Additions	Expenditures	Balance, December 31, 2011
Metal packaging segment
Pension withdrawal liabilities	4.4	–	–	4.4
Facility closure costs	1.0	–	(0.3)	0.7

Total metal packaging segment	5.4	–	(0.3)	5.1

Corporate unallocated
Severance and benefit costs	1.4	–	(1.0)	0.4

Total restructuring liabilities	$7.9	$0.2	$(1.7)	$6.4

Balance by line item:
Current liabilities	$3.6			$2.2
Other liabilities	4.3			4.2

Total restructuring liabilities	$7.9			$6.4

For a summary of our on-going restructuring initiatives, see Note 16, “Restructuring,” of Notes to Consolidated Financial Statements in the Annual Report.

9.	STOCKHOLDERS’ (DEFICIT) EQUITY

Dividend Restrictions

BWAY Intermediate is generally prohibited from paying dividends to BWAY Parent.

Comprehensive Income Information

The components of comprehensive (loss) income for the periods indicated were:

	BWAY Parent		BWAY Intermediate
	Three Months Ended December 31		Three Months Ended December 31
($ in millions)	2011	2010	2011	2010
Comprehensive (loss) income
Net loss	$(5.6)	$(13.6)	$(2.9)	$(10.7)
Other comprehensive (loss) income:
Foreign currency transaction adjustments	(0.2)	0.9	(0.2)	0.9

Comprehensive (loss) income	$(5.8)	$(12.7)	$(3.1)	$(9.8)

The components of accumulated other comprehensive loss as of the dates indicated and the change during the period were:

($ in millions)	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss
Balance, September 30, 2011	$(3.5)	$(0.4)	$(3.9)
Change	–	(0.2)	(0.2)

Balance, December 31, 2011	$(3.5)	$(0.6)	$(4.1)

10.	SHARE-BASED COMPENSATION

We describe our share-based compensation plan in Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements included in the Annual Report. Options granted under the plan relate to the common stock of BWAY Parent.

In the first three months of 2012, the compensation committee awarded 254,376 stock options to certain members of management. Forty percent of each award consisted of service options (101,751 shares) subject to time vesting and 60% of each award consisted of performance options (152,625 shares) subject to vesting based on the achievement of certain return on investment goals upon an exit event. The service awards consisted of incentive stock options and will vest equally on each of the first five anniversary dates of the grant. The stock option awards have a 10-year life.

We estimated a weighted-average grant date fair value for the service options of $2.96 per share subject to option. We will recognize the fair value of service options, or $0.3 million, as stock-based compensation on a straight-line basis over the five-year service period. Stock-based compensation related to options with performance criteria should only be recognized if the performance criterion is probable and the amount is reasonably estimatable. We believe the $2.96 per share estimated fair value of the service options is our best estimate of a weighted-average grant date fair value for the performance options, or $0.5 million. The probability of the requisite exit event and return on investment targets cannot be determined with any certainty; therefore, we will not recognize any stock-based compensation expense related to the performance options until an exit event is probable.

We calculate grant date fair value based on the Black-Scholes Model with the following weighted-average assumptions: (i) no dividend yield on BWAY Parent common stock; (ii) expected stock price volatility of 57.7%; (iii) a risk-free interest rate of 1.5%; and (iv) an expected option term of 6.5 years. We estimated the expected option term using a “simplified” method, which is applicable to “plain-vanilla” options. We describe the Black-Scholes Model and the assumptions used to determine grant date fair value under “Grant Date Fair Value” in Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements included in the Annual Report. We assumed a weighted-average stock price of $5.29 per share of BWAY Parent common stock on the grant date. There is neither an active market for nor recent trades of BWAY Parent common stock. The stock price used in the calculation represented management’s best estimate as of the grant date.

Stock-Based Compensation Expense

For each of the three months ended December 31, 2011 and December 31, 2010, stock-based compensation expense of $0.1 million and $0.2 million, was recorded in the cost of products sold (excluding depreciation and amortization) and selling and administrative expense line items, respectively, of the condensed consolidated statements of operations. Stock-based compensation expense is included in corporate undistributed expenses in the business segment disclosure in Note 13, “Business Segments.”

11.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The following information supplements the consolidated statements of cash flows:

	Three months ended December 31
($ in millions)	2011	2010
Net cash paid (refunded) for:
Interest	$20.2	$17.6
Income taxes	–	(3.3)

Business acquisitions
Fair value of assets acquired	$–	$99.2
Fair value of liabilities assumed, including debt repaid at closing	–	(52.0)
Cash consideration not yet received	–	0.7

Cash paid for business acquisitions	$–	$47.9

	Three months ended December 31
($ in millions)	2011	2010
Non-cash investing and financing activities
Amounts owed for capital expenditures	$0.9	$0.3
Assets acquired through capital lease	0.1	0.5
Interest paid-in-kind on PIK Notes (1)	8.6	–
Non-cash contribution by BWAY Parent (2)	2.2	2.2

(1)	Applicable only to BWAY Parent.
(2)	Applicable only to BWAY Intermediate.

12.	COMMITMENTS AND CONTINGENCIES

For additional information on commitments and contingencies, see Note 18, “Commitments and Contingencies” of Notes to Consolidated Financial Statements included in the Annual Report.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We believe that the resolution of environmental matters, individually or in the aggregate, materially in excess of amounts accrued, is not reasonably possible. At each of December 31, 2011 and September 31, 2011, we had accrued approximately $0.2 million related to environmental liabilities. Our environmental accrual is an estimate and future expenditures may exceed our estimate. Environmental related liabilities are included in the other current liabilities line item in the condensed consolidated balance sheets. We do not expect to incur material capital expenditures for environmental control projects in the next 12 months.

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of historical claims. At December 31, 2011 and September 30, 2011, we had accrued approximately $8.5 million and $7.9 million, respectively, related to these self-insurance liabilities, which are included in other current liabilities in the consolidated balance sheets.

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial position, results of operations or cash flows. At December 31, 2011 and September 30, 2011, we had accrued liabilities related to pending litigation matters of approximately $0.4 million and $0.3 million, respectively, which were included in the other current liabilities line item in the condensed consolidated balance sheets.

Lead Pigment and Lead Paint Litigation

Wisconsin Personal Injury Lawsuits

In late 2006 and early 2007, our Armstrong Containers, Inc. (“Armstrong”) subsidiary was named as an alleged successor-in-interest in thirty-three lead paint related personal injury lawsuits in Wisconsin. By 2008, all but six of these cases were dismissed without prejudice, leaving only the Godoy, Burton, Clark, Gibson, Stokes and Owens cases (previously disclosed in the Annual Report).

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

On May 16, 2011, in Williams, defendant Transportation Insurance Company (“DTC”), the insurance provider for the manager of the property at issue, filed a motion to bifurcate the case — separating underlying coverage issues from all other issues — and to stay all other activity in the case until the coverage issues are resolved. After a telephonic hearing on June 28, 2011, the court bifurcated the case as requested and stayed all other activity until the coverage issues are resolved. The lead industry defendants including Armstrong, filed their Answers to plaintiffs’ operative complaint on June 23, 2011. Subsequently, the lead industry defendants obtained an agreement with plaintiffs to extend the stay in Williams pending the outcome of the Gibson appeal.

On July 1, 2011, Armstrong was served with a new lead paint personal injury lawsuit filed against various lead industry defendants, including Armstrong: Valoe v. American Cyanamid Co., et al. (“Valoe”). Armstrong filed its Answer to the Valoe Complaint on August 29, 2011. Pursuant to an agreement among the parties, the Valoe case is stayed pending the outcome of the Gibson appeal.

There were no other lead paint actions filed, settled or otherwise dismissed thus far during 2012. Taking into account the filing of Allen, Williams and Valoe and the Godoy and Gibson dismissals, a total of eight lead paint personal injury lawsuits currently are pending against Armstrong in Wisconsin. These lawsuits include:

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

Stokes v. American Cyanamid Co., et al.; U.S.D.C. for E.D. Wis.; Case No. 2:07-CV-00865-LA, complaint filed December 27, 2006;

Owens v. Latasha Conley, et al.; U.S.D.C. for E.D. Wis.; Case No. 06-CV-012604, Case Code 30107, complaint filed December 22, 2006;

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

Although we continue to believe that we have valid defenses against the plaintiffs in the lead paint related personal injury litigation, litigation is inherently subject to many uncertainties. We cannot predict with any degree of certainty the potential liability or likelihood of the outcome of this litigation. In addition, because of the dismissal of prior cases, we are unable to provide additional information concerning the underlying risks of the lead paint related personal injury cases. As such, we are unable to provide a range of reasonably possible losses related to this litigation. At December 31, 2011, we had not accrued any amounts for lead paint related personal injury claims.

13.	BUSINESS SEGMENTS

Management reviews operations along our product lines in two reportable segments: metal packaging and plastic packaging. We differentiate the segments based on the nature of the products they manufacture. The primary raw materials and manufacturing processes are unique for each segment. We describe our business segments in further detail in Note 19, “Business Segments,” of Notes to Consolidated Financial Statements included in the Annual Report.

The following tables set forth certain financial information attributable to our business segments for the periods indicated:

	Three months ended December 31
($ in millions)	2011	2010
Net sales (1)
Metal packaging	$153.8	$144.7
Plastic packaging	94.6	96.0

Consolidated net sales	$248.4	$240.7

Segment earnings (loss) (2)
Metal packaging	$29.0	$20.1
Plastic packaging	2.5	(0.2)

Segment earnings	$31.5	$19.9

Loss before income taxes
BWAY Parent
Segment earnings	$31.5	$19.9
Amounts not allocated to segments	(41.5)	(43.6)

Loss before income taxes	$(10.0)	$(23.7)

BWAY Intermediate
Segment earnings	$31.5	$19.9
Amounts not allocated to segments	(36.6)	(38.4)

Loss before income taxes	$(5.1)	$(18.5)

	Three months ended December 31
($ in millions)	2011	2010
Amounts not allocated to segments
BWAY Parent
Corporate undistributed expenses (3)	$3.0	$3.7
Other (4)	38.5	39.9

Total	$41.5	$43.6

BWAY Intermediate
Corporate undistributed expenses (3)	$3.0	$3.3
Other (4)	33.6	35.1

Total	$36.6	$38.4

Depreciation and amortization
Metal packaging	$12.0	$12.6
Plastic packaging	8.6	8.4

Segment depreciation and amortization	20.6	21.0
Corporate	0.9	0.7

Consolidated depreciation and amortization	$21.5	$21.7

(1)	In the periods presented, there were no significant intersegment sales.
(2)	Management uses a measure of segment earnings to evaluate segment performance. We calculate segment earnings as net sales less costs of products sold and selling expenses, each as related to the applicable segment. Segment earnings exclude depreciation and amortization.
(3)	Corporate undistributed expenses include stock-based compensation expense and certain other general administrative expenses not allocated to the segments for reporting purposes. Corporate undistributed expenses exclude depreciation and amortization.
(4)	Other includes amounts for the following line items from the consolidated statements of operations that are not allocated to segments: depreciation and amortization, restructuring expense, interest expense, business acquisitions costs and other (income) expense.

The following table sets forth total assets attributable to our business segments as of the dates indicated:

	BWAY Parent		BWAY Intermediate
($ in millions)	December 31, 2011	September 30, 2011	December 31, 2011	September 30, 2011
Total assets
Metal packaging	$732.8	$737.1	$732.8	$737.1
Plastic packaging	221.5	224.1	221.5	224.1

Segment total assets	954.3	961.2	954.3	961.2
Corporate	205.8	281.2	201.8	276.6

Total assets	$1,160.1	$1,242.4	$1,156.1	$1,237.8

The following table sets forth the percentage of net sales and net sales by customer geographic location for three months ended
December 31, 2011 and December 31, 2010:

	Three months ended December 31
($ in millions)	2011	2010
Consolidated net sales
United States	93%	93%
Canada	6	7
Other	1	–

Total	100%	100%

Metal packaging net sales
United States	95%	94%
Canada	4	6
Other	1	–

Total	100%	100%

Plastic packaging net sales
United States	91%	92%
Canada	8	8
Other	1	–

Total	100%	100%

14.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

This note is not applicable to BWAY Parent.

BWAY Intermediate, BWAY Holding and certain of BWAY Holding’s subsidiaries (collectively, the “BWAY Guarantors”) have guaranteed the 2018 Notes on a senior unsecured basis. These guarantees are joint and several obligations of the BWAY Guarantors. The BWAY Guarantors are 100% owned subsidiaries of BWAY Intermediate. ICL, our foreign subsidiary, does not guarantee the 2018 Notes.

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

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

December 31, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$–	$–	$3.1	$1.6	$–	$4.7
Accounts receivable, net	–	–	111.5	4.5	–	116.0
Inventories, net	–	–	122.3	3.0	–	125.3
Other current assets	–	–	82.7	1.1	(52.8)	31.0

Total current assets	–	–	319.6	10.2	(52.8)	277.0

Property, plant and equipment, net	–	–	158.9	13.5	–	172.4
Goodwill	–	–	307.4	–	–	307.4
Other intangible assets, net	–	–	357.8	10.9	–	368.7
Other assets	–	–	30.3	0.3	–	30.6
Intercompany	–	651.9	–	–	(651.9)	–
Investment in subsidiaries	154.4	154.4	(16.7)	–	(292.1)	–

Total assets	$154.4	$806.3	$1,157.3	$34.9	$(996.8)	$1,156.1

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$–	$–	$68.1	$3.3	$–	$71.4
Other current liabilities	–	–	93.1	1.2	(52.8)	41.5

Total current liabilities	–	–	161.2	4.5	(52.8)	112.9

Long-term debt	–	651.9	–	39.9	–	691.8
Deferred tax liabilities	–	–	149.6	–	–	149.6
Intercompany	–	–	644.8	7.1	(651.9)	–
Other liabilities	–	–	47.3	0.1	–	47.4
Total stockholder’s equity	154.4	154.4	154.4	(16.7)	(292.1)	154.4

Total liabilities and stockholder’s equity	$154.4	$806.3	$1,157.3	$34.9	$(996.8)	$1,156.1

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

September 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$–	$–	$78.1	$4.4	$–	$82.5
Accounts receivable, net	–	–	111.8	5.0	–	116.8
Inventories, net	–	–	114.6	2.6	–	117.2
Other current assets	–	–	76.8	1.0	(51.4)	26.4

Total current assets	–	–	381.3	13.0	(51.4)	342.9

Property, plant and equipment, net	–	–	162.1	13.7	–	175.8
Goodwill	–	–	307.3	–	–	307.3
Other intangible assets, net	–	–	368.8	11.2	–	380.0
Other assets	–	–	31.4	0.4	–	31.8
Intercompany	–	667.7	–	–	(667.7)	–
Investment in subsidiaries	155.0	155.0	(16.5)	–	(293.5)	–

Total assets	$155.0	$822.7	$1,234.4	$38.3	$(1,012.6)	$1,237.8

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$–	$–	$121.4	$4.5	$–	$125.9
Other current liabilities	–	–	100.1	1.6	(51.4)	50.3
Current portion of long-term debt	–	4.7	–	0.4	–	5.1

Total current liabilities	–	4.7	221.5	6.5	(51.4)	181.3

Long-term debt	–	663.0	–	41.1	–	704.1
Deferred tax liabilities	–	–	149.6	(0.1)	–	149.5
Intercompany	–	–	660.5	7.2	(667.7)	–
Other liabilities	–	–	47.8	0.1	–	47.9
Total stockholder’s equity (deficit)	155.0	155.0	155.0	(16.5)	(293.5)	155.0

Total liabilities and stockholder’s equity (deficit)	$155.0	$822.7	$1,234.4	$38.3	$(1,012.6)	$1,237.8

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the three months ended December 31, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$240.3	$8.1	$–	$248.4

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	207.2	7.1	–	214.3
Depreciation and amortization	–	–	20.6	0.9	–	21.5
Selling and administrative	–	–	5.4	0.2	–	5.6
Restructuring	–	–	0.2	–	–	0.2
Interest	–	–	12.1	0.5	–	12.6
Other income	–	–	(0.1)	(0.6)	–	(0.7)

Total costs and expenses	–	–	245.4	8.1	–	253.5

Loss before income taxes	–	–	(5.1)	–	–	(5.1)
Benefit from income taxes	–	–	(2.2)	–	–	(2.2)
Equity in loss of subsidiaries	(2.9)	(2.9)	–	–	5.8	–

Net loss	$(2.9)	$(2.9)	$(2.9)	$–	$5.8	$(2.9)

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations Information

For the three months ended December 31, 2010

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$232.4	$8.3	$–	$240.7

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	211.2	7.2	–	218.4
Depreciation and amortization	–	–	20.7	1.0	–	21.7
Selling and administrative	–	–	5.4	0.3	–	5.7
Restructuring	–	–	0.3	–	–	0.3
Interest	–	–	13.1	0.6	–	13.7
Business acquisition	–	–	0.5	–	–	0.5
Other expense (income)	–	–	0.1	(1.2)	–	(1.1)

Total costs and expenses	–	–	251.3	7.9	–	259.2

Loss before income taxes	–	–	(18.9)	0.4	–	(18.5)
Benefit from income taxes	–	–	(8.0)	0.2	–	(7.8)
Equity in loss of subsidiaries	(10.7)	(10.7)	0.2	–	21.2	–

Net loss	$(10.7)	$(10.7)	$(10.7)	$0.2	$21.2	$(10.7)

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the three months ended December 31, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash used in operating activities	$–	$–	$(50.9)	$(2.9)	$–	$(53.8)

Cash flows from investing activities
Capital expenditures	–	–	(6.0)	–	–	(6.0)
Other			(0.4)			(0.4)
Change in intercompany	–	17.5	–	–	(17.5)	–

Net cash used in investing activities	–	17.5	(6.4)	–	(17.5)	(6.4)

Cash flows from financing activities
Repayment of secured debt	–	(35.0)	–	–	–	(35.0)
Proceeds from revolving credit facility borrowings	–	35.0	–	–	–	35.0
Repayments of revolving credit facility borrowings	–	(17.5)	–	–	–	(17.5)
Principal repayments under capital lease obligations	–	–	(0.2)	–	–	(0.2)
Change in intercompany	–	–	(17.5)	–	17.5	–

Net cash used in financing activities	–	(17.5)	(17.7)	–	17.5	(17.7)

Effect of exchange rate changes on cash and cash equivalents	–	–	–	0.1	–	0.1

Net decrease in cash and cash equivalents	–	–	(75.0)	(2.8)	–	(77.8)
Cash and cash equivalents, beginning of period	–	–	78.1	4.4	–	82.5

Cash and cash equivalents, end of period	$–	$–	$3.1	$1.6	$–	$4.7

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the three months ended December 31, 2010

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$–	$–	$(46.7)	$(1.2)	$–	$(47.9)

Cash flows from investing activities
Capital expenditures	–	–	(8.6)	(0.5)	–	(9.1)
Business acquisitions	–	–	(47.9)	–	–	(47.9)
Change in intercompany	–	(43.7)	–	–	43.7	–

Net cash used in investing activities	–	(43.7)	(56.5)	(0.5)	43.7	(57.0)

Cash flows from financing activities
Proceeds from issuance of secured debt	–	24.9	–	–	–	24.9
Repayment of secured debt	–	(1.2)	–	(0.1)	–	(1.3)
Proceeds from revolving credit facility borrowings	–	25.0	–	–	–	25.0
Repayments of revolving credit facility borrowings	–	(5.0)	–	–	–	(5.0)
Repayment of acquired debt related to business acquisitions	–	–	(33.2)	–	–	(33.2)
Change in intercompany	–	–	43.6	–	(43.7)	(0.1)
Other	–	–	0.7	–	–	0.7

Net cash provided by (used in) financing activities	–	43.7	11.1	(0.1)	(43.7)	11.0

Effect of exchange rate changes on cash and cash equivalents	–	–	–	(1.0)	–	(1.0)

Net decrease in cash and cash equivalents	–	–	(92.1)	(2.8)	–	(94.9)
Cash and cash equivalents, beginning of period	–	–	94.5	6.8	–	101.3

Cash and cash equivalents, end of period	$–	$–	$2.4	$4.0	$–	$6.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q is a combined report of BWAY Parent and BWAY Intermediate including their respective consolidated financial statements. As BWAY Intermediate is a direct 100% owned subsidiary of BWAY Parent, information presented for BWAY Intermediate in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the financial statements presented in Part I of this report and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the “Annual Report”).

BWAY Parent and BWAY Intermediate are holding companies and operating results are substantially derived from the operating results of their indirect 100% owned operating subsidiary, BWAY Corporation. On a consolidated basis, the primary difference between the operating results of BWAY Parent and BWAY Intermediate relate to debt issued by BWAY Parent. Unless otherwise indicated in the following discussion and analysis, there are no material differences between the results of operations of BWAY Parent or of BWAY Intermediate, each on a consolidated basis.

Except as otherwise specified, references to years in this discussion and analysis refer to our fiscal year, which ends September 30.

We report our results of operations in two segments: metal packaging and plastic packaging. For a discussion of our segments, including products within each, see “Segments” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of the Annual Report. Additional segment information is also presented in Note 13, “Business Segments,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Factors affecting Our Results of Operations

For a discussion of general factors affecting our results of operations, including net sales, expenses and raw materials, see “Factors Affecting Our Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of the Annual Report.

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

($ in millions)	First Quarter 2012	First Quarter 2011	Percentage Change
Net sales
Metal packaging segment	$153.8	$144.7	6.3%
Plastic packaging segment	94.6	96.0	(1.5)

Total	$248.4	$240.7	3.2

Segment net sales as a percentage of total net sales
Metal packaging segment	61.9%	60.1%	3.0%
Plastic packaging segment	38.1	39.9	(4.5)

Total	100.0%	100.0%

($ in millions)	First Quarter 2012	First Quarter 2011	Percentage Change
Cost of products sold (excluding depreciation and amortization):
Metal packaging segment	$123.2	$123.4	(0.2)%
Plastic packaging segment	91.0	94.9	(4.1)

Segment total	214.2	218.3	(1.9)
Corporate	0.1	0.1	–

Total	$214.3	$218.4	(1.9)

Difference between net sales and cost of products sold (excluding depreciation and amortization):
Metal packaging segment	$30.6	$21.3	43.7%
Plastic packaging segment	3.6	1.1	NM

Total	$34.2	$22.4	52.7

Percentage difference between net sales and cost of products sold (excluding depreciation and amortization):
Metal packaging segment	19.9%	14.7%	35.2%
Plastic packaging segment	3.8	1.1	NM
Consolidated	13.7	9.3	47.9

NM – Not meaningful

Net Sales

Consolidated net sales for the first quarter of 2012 increased $7.7 million, or 3.2% to $248.4 million. Consolidated net sales increased primarily due to the Phoenix Container acquisition in December 2010 and to higher selling prices related to the pass-through of higher raw material costs and were partially offset by lower volume of 5.9%, excluding the impact of acquisitions.

In the first quarter of 2012, net sales for the metal packaging segment increased 6.3% to $153.8 million. The increase was primarily due to higher selling prices related to the pass-through of higher raw material costs partially offset by a decrease in volume. Excluding the effects of the acquisition, overall volume decreased approximately 3.9% compared to the first quarter of 2011 as a result of weak market conditions and customer supply chain inventory reductions.

In the first quarter of 2012, net sales for the plastic packaging segment decreased 1.5% to $94.6 million. The decrease resulted from lower volume, partially offset by higher selling prices related to the timing of the pass-through of higher raw material costs. Excluding the effects of acquisitions, overall volume decreased approximately 8.8% compared to the first quarter of 2011.

Difference between net sales and cost of products sold (excluding depreciation and amortization)

The difference between consolidated net sales and cost of products sold (excluding depreciation and amortization) for the first quarter of 2012 increased $11.8 million to $34.1 million. The difference between consolidated net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales increased to 13.7% from 9.3%. The increase is primarily attributable to higher selling prices related to the timing of the pass-through of higher raw material costs, continued improvements in productivity and improved results from recent acquisitions and continued realization of synergies (including the closure of two plastic manufacturing facilities, overhead reductions and purchasing efficiencies). Productivity improvements include reduced spoilage, improved labor utilization and lower spending.

The difference between metal packaging net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales increased to 19.9% from 14.7%. The difference between net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales increased primarily due to higher selling prices related to the pass-through of higher raw material cost, improvements in productivity and the Phoenix Container acquisition (including related synergies), partially offset by the effect of lower volume.

The difference between plastic packaging net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales increased to 3.8% from 1.1%. The difference between net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales increased due to higher levels of productivity, the favorable timing of raw material price change pass-through, improved results from the Plastican acquisition (including synergies), partially offset by the effect of lower volume.

Corporate undistributed expenses related to cost of products sold

Corporate undistributed expenses related to cost of products sold in 2012 and in 2011 were primarily related to stock-based compensation expense.

Selling and Administrative Expense

In the first quarter of 2012, segment selling and administrative expense as a percentage of net sales for each of the metal packaging segment and the plastic packaging segment was comparable to the first quarter of 2011.

In the first quarter of 2011, corporate undistributed selling and administrative expense included $0.4 million for BWAY Parent related to the expenses associated with its dividend payment. For BWAY Intermediate, corporate undistributed selling and administrative expense decreased $0.3 million in the first quarter of 2012 from the first quarter of 2011 primarily due to the timing of certain expenses.

Other items

Interest expense. In the first quarter of 2012 and 2011, interest expense for BWAY Parent includes $4.9 million and $3.2 million, respectively, related to the PIK Notes, which were issued October 26, 2011. The increase in interest expense for BWAY Parent is due to a full quarter of interest in 2012 and to additional PIK Notes issued in May 2011 and November 2011 as PIK Interest. Excluding interest expense associated with the PIK Notes, interest expense decreased 8.1% primarily due to an interest rate decrease on credit facility borrowings following the amendment of the Credit Agreement in February 2011. For BWAY Intermediate, debt principal outstanding at December 31, 2011 and December 31, 2010 was $863.1 million and $887.5 million, respectively, and the weighted-average interest rate on outstanding debt was approximately 7.1% and 7.5%, respectively.

Business acquisition costs. In the first quarter of 2011, business acquisition costs are primarily related to expenses associated with the acquisitions of Plastican and Phoenix Container.

Other. For each, BWAY Parent and BWAY Intermediate, other in the first quarter of 2012 and 2011 included foreign exchange gains of $0.5 million and $1.1 million, respectively, primarily related to the U.S. dollar denominated debt of our Canadian subsidiary. For BWAY Parent, other in 2011 included an expense of $1.5 million related to a transaction fee paid to affiliates of MDP related to the issuance of the PIK Notes.

Benefit from income taxes. In the first quarter of 2012, the effective tax rate for BWAY Parent and BWAY Intermediate, each on a consolidated basis, was approximately 44% and 43%, respectively. In the first quarter of 2011, the effective tax rate for BWAY Parent and BWAY Intermediate, each on a consolidated basis, was approximately 43% and 42%, respectively. The effective tax rate for the three months ended December 31, 2011 differed from the statutory rate primarily due to the impact of a Section 199 manufacturing deduction.

Liquidity and Capital Resources

See our discussion of “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for certain risk factors that could affect our liquidity and access to capital. These risks remain unchanged as of December 31, 2011.

At December 31, 2011, BWAY Intermediate had $51.6 million available to borrow under the Revolver, and it had $4.7 million of cash on hand. At December 31, 2011, there were outstanding Revolver borrowings of $17.5 million at a weighted-average borrowing rate of 5.5%.

In November 2011, BWAY Intermediate made a voluntary prepayment of $35.0 million on the Term Loan. The prepayment reduces future scheduled payments until 2015. See Note 4, “Long-Term Debt” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

In November 2011, BWAY Parent issued an additional $8.6 million of PIK Notes to satisfy its November 2011 interest payment obligation. We expect BWAY Parent to continue to satisfy its interest payment obligations on the PIK Notes through the issuance of additional PIK Notes, or PIK Interest. PIK Notes issued as PIK Interest are due at maturity and begin to accrue interest from the date issued.

We expect cash on hand, cash provided by operations and borrowings available under the Revolver to provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt (excluding the PIK Notes), in the next 12 months. We expect to use cash provided by operations in excess of amounts needed for capital expenditures and required debt repayments to be used to reduce debt or for other general corporate purposes.

Our long-term debt, including the Senior Secured Credit Facilities, are subject to certain covenants and restrictions, which are discussed in Note 4, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report. At December 31, 2011, we were in compliance with our debt covenants. With certain exceptions, our long-term debt arrangements prohibit us from paying cash dividends, including cash dividends from BWAY Holding to either BWAY Intermediate or BWAY Parent.

For fiscal 2012, we expect capital expenditures of approximately $34 million to $36 million compared to $36.8 million in fiscal 2011.

Cash Flow Information

Summary of cash flows and changes in cash and cash equivalents for the three months ended December 31, 2011 and December 31, 2010:

	Three Months Ended December 31
($ in millions)	2011	2010	Percentage Change
BWAY Parent
Cash used in operating activities	$(53.8)	$(49.8)	8.0%
Cash used in investing activities	(6.0)	(57.0)	(89.5	) %
Cash (used in) provided by financing activities	(18.1)	13.7	NM	%
Effect of exchange rate changes	0.1	(1.0)	NM	%

Net decrease in cash and cash equivalents	$(77.8)	$(94.1)	(17.3	) %

Cash and cash equivalents, end of period	$5.5	$7.2	(23.6	) %

NM – Not Meaningful

Differences between cash flow information for BWAY Parent and BWAY Intermediate are further described below. These differences are primarily due to the PIK Notes issued and dividend paid by BWAY Parent in the first three months of 2011.

Operating Activities

For BWAY Parent, cash used in operating activities in the first three months of 2011 included a $1.5 million fee paid related to the issuance of the PIK Notes and $0.4 million of professional expenses paid related to the payment of a dividend. Excluding BWAY Parent, cash used in operating activities increased $5.9 million in the first three months of 2012 as compared to the first three months of 2011. The increase primarily related to an increase in cash used for primary working capital partially offset by a decrease in net loss. We define primary working capital as the sum of accounts receivable and inventories less accounts payable.

Cash used in operating activities for primary working capital was $62.3 million in the first three months of 2012 compared to $41.5 million in the first three months of 2011. The increase in cash used for primary working capital is primarily due to an increase in the use of cash for accounts payable and a decrease in cash provided from accounts receivable.

Investing Activities

In the first quarter of 2011, we used $47.9 million of cash to acquire the equity of Plastican and Phoenix Container. Capital expenditures in the first three months of 2012 decreased $3.1 million from 2011 primarily due to higher spending in 2011 related to capital projects associated with the recent acquisitions and company consolidation initiatives.

Financing Activities

For BWAY Parent, cash provided by financing activities in the first three months of 2011 included net proceeds of $145.5 million provided from the issuance of PIK Notes, which were offset by the use of cash of $138.4 million to pay a dividend to its stockholders and $4.5 million used to pay debt issuance costs associated with the PIK Notes. In the first quarter of 2012, BWAY Parent used $0.3 million of cash to repurchase its common stock from recently terminated employees.

Excluding the impacts from BWAY Parent, cash used in financing activities increased $28.7 million in the first three months of 2012 as compared to the first three months of 2011 primarily due to net repayments of $17.5 million in the first three months of 2012 compared to net borrowings of $10.4 million in the first three months of 2011. In 2012, cash used in financing activities included the use of $35.0 million related to a voluntary prepayment of the Term Loan. In 2011, cash provided by financing activities included net proceeds of $24.9 million from additional Term Loan borrowings offset by the use of $33.2 million to repay, at closing, debt assumed in the Plastican and Phoenix Container acquisitions. Net borrowings under the revolving credit facility were $17.5 million in the first quarter of 2012 compared to $20.0 million in the first quarter of 2011.

Market Risk

We have certain variable rate debt that exposes our cash flows and earnings to the market risk of interest rate changes. The Senior Secured Credit Facilities bear interest at an applicable margin (based on certain ratios contained in the Credit Agreement) plus a market rate of interest. At December 31, 2011, we had variable rate borrowings of $491.1 million exposed to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly income before income taxes by $1.2 million.

Foreign Currency Exchange Rate Risk

Our reporting currency is the U.S. dollar. Fluctuations in the Canadian dollar relative to the U.S. dollar can affect our reported financial position, results of operations and cash flows. In the first three months of 2012 and 2011, approximately 6% and 7%, respectively, of net sales were to customers located in Canada. Excluding purchases denominated in Canadian dollars, which are generally funded through our Canadian operations, other purchases denominated in foreign currencies were not significant. We do not believe exchange rate changes related to such purchases expose us to a significant foreign currency exchange rate risk.

Our Canadian subsidiary is the obligor on $42.0 million of the Senior Secured Credit Facilities. The $42.0 million is denominated in U.S. dollars. Interest and principal on the debt are payable in U.S. dollars. To the extent our Canadian subsidiary does not have sufficient U.S. dollars on hand for purchases denominated in U.S. dollars and debt service on the U.S. dollar denominated debt, our Canadian subsidiary could be exposed to the risk of unfavorable foreign currency exchange rates of Canadian dollars relative to the U.S. dollar.

Critical Accounting Policies

For a summary of our critical accounting policies, see “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report. Our critical accounting policies have not changed from those summarized in the Annual Report.

Off-Balance Sheet Arrangements

At December 31, 2011, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.9 million, primarily in favor of our workers’ compensation insurers.

At December 31, 2011, we had minimum lease payment obligations under operating lease agreements of approximately $83.5 million.

At December 31, 2011, we were party to an interest swap arrangement with a notional amount of $142.5 million. Under the terms of the swap agreement, a quarterly net settlement is made for the difference between the fixed rate of 1.88% per annum and the variable rate, subject to a floor of 1.75%, based upon the three-month LIBOR on the notional amount. At December 31, 2011, the fair value of the arrangement was a liability of $0.1 million, which was recorded in other liabilities in the condensed consolidated financial statements. The arrangement will mature in August 2012.

Contractual Obligations

As discussed in the Annual Report, in November 2011 we made a $35.0 million voluntary prepayment of the term loans, which impacted the timing of future repayments. For a discussion of our long-term debt, including the impact of the prepayment on future scheduled repayments, see Note 4, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Except as noted above, at December 31, 2011, the nature of our contractual obligations, as presented in the Annual Report, had not materially changed. For a discussion of contractual obligations, see “Contractual Obligations and Commercial Commitments” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Annual Report.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and plastic resin) and energy (primary electricity and natural gas) used in our manufacturing processes.

Environmental Matters

For a discussion of contingencies related to environmental matters, see “Environmental Matters” in Note 12, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, which we incorporate herein by reference.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Generally, we do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge commodity price risk, interest rate risk or exchange rate risk or for trading purposes.

Prior to the amendment of the Senior Secured Credit Facilities in February 2011, we were required to have a certain portion of our debt at fixed interest rates. We satisfied the requirement by entering into an interest rate swap arrangement with a two year term. At December 31, 2011, the interest rate swap arrangement with a notional amount of $142.5 million remained in effect. The swap requires us to pay a fixed rate of 1.88% and receive a floating rate of LIBOR subject to a floor of 1.75%. We did not apply hedge accounting treatment on the arrangement and future results of operations through the maturity date will be affected by changes in the fair value of the instrument.

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

Item 4. Controls and Procedures

BWAY Parent

Disclosure Controls and Procedures

Management, including the principal executive officer and principal financial officer, performed an evaluation of the effectiveness of BWAY Parent’s disclosure controls and procedures as of December 31, 2011. Based on this evaluation, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures of BWAY Parent were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our principal executive and principal financial officers, whether any change in BWAY Parent’s internal control over financial reporting that occurred during its last fiscal quarter has materially affected, or is reasonably likely to materially affect, BWAY Parent’s internal control over financial reporting. Based on its evaluation, management has concluded that no such change has occurred during the quarter ended December 31, 2011.

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

During the quarter ended December 31, 2011, the Company completed the conversion and implementation at certain of its manufacturing facilities and will continue to roll-out the ERP system through fiscal year 2012. As with the implementation of any new information technology application, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to the implementation at those facilities. Management concluded, as part of its evaluation described in the above paragraph, that the implementation of the ERP system at these facilities is not reasonably likely to materially affect BWAY Parent’s internal control over financial reporting.

BWAY Intermediate

Disclosure Controls and Procedures

Management, including the principal executive officer and principal financial officer, performed an evaluation of the effectiveness of BWAY Intermediate’s disclosure controls and procedures as of December 31, 2011. Based on this evaluation, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures of BWAY Intermediate were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our principal executive and principal financial officers, whether any change in BWAY Intermediate’s internal control over financial reporting that occurred during its last fiscal quarter has materially affected, or is reasonably likely to materially affect, BWAY Intermediate’s internal control over financial reporting. Based on its evaluation, management has concluded that no such change has occurred during the quarter ended December 31, 2011.

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

During the quarter ended December 31, 2011, the Company completed the conversion and implementation at certain of its manufacturing facilities and will continue to roll-out the ERP system through fiscal year 2012. As with the implementation of any new information technology application, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to the implementation at those facilities. Management concluded, as part of its evaluation described in the above paragraph, that the implementation of the ERP system at these facilities is not reasonably likely to materially affect BWAY Intermediate’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There were no events required to be reported for the quarter ended December 31, 2011.

Item 1A. Risk Factors

Risk factors affecting the company can be found within Item 1A, “Risk Factors” in the Annual Report. There have been no material changes to those risk factors as previously disclosed.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Registrant(s)	Description of Document

31.1	BWAY Parent	Certification required by Rule 13a-14(a) of Kenneth M. Roessler, President and Chief Executive Officer

31.2	BWAY Parent	Certification required by Rule 13a-14(a) of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

31.3	BWAY Intermediate	Certification required by Rule 13a-14(a) of Kenneth M. Roessler, President and Chief Executive Officer

31.4	BWAY Intermediate	Certification required by Rule 13a-14(a) of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

32.1	BWAY Parent	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Kenneth M. Roessler, President and Chief Executive Officer

32.2	BWAY Parent	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

32.3	BWAY Intermediate	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Kenneth M. Roessler, President and Chief Executive Officer

32.4	BWAY Intermediate	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

101.1	BWAY Parent BWAY Intermediate	Interactive Data File*

*	Exhibit 101, Interactive Data File, is submitted subject to the provisions of Rule 406T of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Parent Company, Inc. (Registrant)

Date:	February 14, 2012	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 14, 2012	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)

BWAY Intermediate Company, Inc. (Registrant)

Date:	February 14, 2012	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2012	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice-President and
Chief Financial Officer
(Principal Financial Officer)