Form 10-Q
period 2012-03-31
BWAY PARENT COMPANY, INC.; BWAY INTERMEDIATE COMPANY, INC.
filed 2012-05-15
CIK 1487775, 1500341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2012

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

As of May 11, 2012, there were 29,301,032 shares of BWAY Parent common stock, $0.01 par value, outstanding.

As of May 11, 2012, there were 1,000 shares of BWAY Intermediate common stock, $0.01 par value, outstanding, all of which were owned by BWAY Parent.

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

BWAY PARENT COMPANY, INC.

BWAY INTERMEDIATE COMPANY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2012

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Parent Company, Inc. and Subsidiaries

($ in millions, except per share data)	March 31, 2012	September 30, 2011
Assets
Current assets
Cash and cash equivalents	$29.8	$83.3
Accounts receivable, net of allowance for doubtful accounts of $0.9 at March 31, 2012 and $0.8 at September 30, 2011	147.4	116.8
Inventories, net	117.7	117.2
Other current assets	26.0	26.4

Total current assets	320.9	343.7

Property, plant and equipment, net	167.6	175.8
Goodwill	307.4	307.3
Other intangible assets, net	357.6	380.0
Other assets	32.3	35.6

Total assets	$1,185.8	$1,242.4

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$95.2	$125.9
Other current liabilities	49.7	50.6
Current portion of long-term debt	12.0	5.1

Total current liabilities	156.9	181.6

Long-term debt	826.3	858.8
Deferred tax liabilities	150.4	149.5
Other liabilities	53.2	55.2

Total liabilities	1,186.8	1,245.1

Commitments and contingencies (Note 12)

Stockholders’ deficit
Common stock, $0.01 par value, authorized 40,000,000 shares; issued and outstanding 29,301,032 shares at March 31, 2012 and 29,364,465 shares at September 30, 2011	0.3	0.3
Additional paid-in capital	157.2	156.8
Accumulated deficit	(154.0)	(155.9)
Accumulated other comprehensive loss	(4.5)	(3.9)

Total stockholders’ deficit	(1.0)	(2.7)

Total liabilities and stockholders’ deficit	$1,185.8	$1,242.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

BWAY Parent Company, Inc. and Subsidiaries

	Three Months Ended March 31		Six Months Ended March 31
($ in millions)	2012	2011	2012	2011
Net sales	$309.7	$302.3	$558.1	$543.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	261.3	257.5	475.6	475.9
Depreciation and amortization	21.7	22.0	43.2	43.7
Selling and administrative	6.2	4.3	11.8	10.4
Restructuring	0.9	0.5	1.1	0.8
Interest	17.5	18.5	35.0	35.4
Business acquisition	–	0.1	–	0.6
Gain on disposition of equipment	(9.8)	–	(9.8)	–
Other income	(1.0)	(0.5)	(1.7)	–

Total costs and expenses	296.8	302.4	555.2	566.8

Income (loss) before income taxes	12.9	(0.1)	2.9	(23.8)
Provision for (benefit from) income taxes	5.4	1.2	1.0	(8.9)

Net income (loss)	$7.5	$(1.3)	$1.9	$(14.9)

Comprehensive income (loss)	$7.1	$(1.0)	$1.3	$(13.7)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Parent Company, Inc. and Subsidiaries

	Six Months Ended March 31
($ in millions)	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$1.9	$(14.9)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	20.6	20.5
Amortization of other intangibles	22.6	23.2
Amortization of debt issuance costs	2.9	2.5
Accretion of debt discount	0.8	0.7
Debt issuance costs not capitalized	–	0.4
Net gain on disposition of equipment	(9.8)	–
Unrealized foreign currency gain	(1.4)	–
Non-cash interest expense on PIK Notes to be paid-in-kind	9.0	7.0
Deferred income taxes	0.1	0.9
Stock-based compensation expense	0.7	0.7
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(30.6)	(23.7)
Inventories	(0.5)	(14.7)
Accounts payable	(31.1)	(4.6)
Other assets	(1.1)	(1.9)
Accrued and other liabilities	(1.9)	(12.7)
Income taxes, net	1.5	(6.1)

Net cash used in operating activities	(16.3)	(22.7)

Cash Flows from Investing Activities
Capital expenditures	(13.8)	(18.5)
Business acquisitions, net of cash acquired	–	(47.1)
Net proceeds from disposition of equipment	12.2	–

Net cash used in investing activities	(1.6)	(65.6)

Cash Flows from Financing Activities
Proceeds from issuance of PIK Notes	–	145.5
Payment of dividend to stockholders	–	(138.4)
Proceeds from issuance of secured debt	–	24.9
Repayments of secured debt	(35.0)	(2.5)
Proceeds from revolving credit facility borrowings	49.5	63.5
Repayments of revolving credit facility borrowings	(49.5)	(54.0)
Repayment of acquired debt related to business acquisitions	–	(33.2)
Increase in unpresented bank drafts in excess of cash available for offset	–	0.7
Principal repayments under capital lease obligations	(0.4)	(0.7)
Payments to repurchase common stock	(0.3)	–
Payment of debt issuance costs	–	(10.9)

Net cash used in financing activities	(35.7)	(5.1)

Effect of exchange rate changes on cash and cash equivalents	0.1	(2.1)

Net decrease in cash and cash equivalents	(53.5)	(95.5)
Cash and cash equivalents, beginning of period	83.3	101.3

Cash and cash equivalents, end of period	$29.8	$5.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Intermediate Company, Inc. and Subsidiaries

($ in millions, except per share data)	March 31, 2012	September 30, 2011
Assets
Current assets
Cash and cash equivalents	$29.1	$82.5
Accounts receivable, net of allowance for doubtful accounts of $0.9 at March 31, 2012 and $0.8 at September 30, 2011	147.4	116.8
Inventories, net	117.7	117.2
Other current assets	26.0	26.4

Total current assets	320.2	342.9

Property, plant and equipment, net	167.6	175.8
Goodwill	307.4	307.3
Other intangible assets, net	357.6	380.0
Other assets	29.3	31.8

Total assets	$1,182.1	$1,237.8

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$95.2	$125.9
Other current liabilities	49.4	50.3
Current portion of long-term debt	12.0	5.1

Total current liabilities	156.6	181.3

Long-term debt	662.5	704.1
Deferred tax liabilities	150.4	149.5
Other liabilities	45.6	47.9

Total liabilities	1,015.1	1,082.8

Commitments and contingencies (Note 12)

Stockholder’s equity
Common stock, $0.01 par value, authorized 1,000 shares; issued and outstanding 1,000 shares at March 31, 2012 and September 30, 2011	–	–
Additional paid-in capital	306.3	302.7
Accumulated deficit	(134.8)	(143.8)
Accumulated other comprehensive loss	(4.5)	(3.9)

Total stockholder’s equity	167.0	155.0

Total liabilities and stockholder’s equity	$1,182.1	$1,237.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

BWAY Intermediate Company, Inc. and Subsidiaries

	Three Months Ended March 31		Six Months Ended March 31
($ in millions)	2012	2011	2012	2011
Net sales	$309.7	$302.3	$558.1	$543.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	261.3	257.5	475.6	475.9
Depreciation and amortization	21.7	22.0	43.2	43.7
Selling and administrative	6.2	4.3	11.8	10.0
Restructuring	0.9	0.5	1.1	0.8
Interest	12.5	13.9	25.1	27.6
Business acquisition	–	0.1	–	0.6
Gain on disposition of equipment	(9.8)	–	(9.8)	–
Other income	(1.1)	(0.4)	(1.8)	(1.5)

Total costs and expenses	291.7	297.9	545.2	557.1

Income (loss) before income taxes	18.0	4.4	12.9	(14.1)
Provision for (benefit from) income taxes	6.1	2.9	3.9	(4.9)

Net income (loss)	$11.9	$1.5	$9.0	$(9.2)

Comprehensive income (loss)	$11.5	$1.8	$8.4	$(8.0)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Intermediate Company, Inc. and Subsidiaries

	Six Months Ended March 31
($ in millions)	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$9.0	$(9.2)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	20.6	20.5
Amortization of other intangibles	22.6	23.2
Amortization of debt issuance costs	2.4	2.1
Accretion of debt discount	0.3	0.4
Debt issuance costs not capitalized	–	0.4
Net gain on disposition of equipment	(9.8)	–
Unrealized foreign currency gain	(1.4)	–
Deferred income taxes	0.1	0.9
Stock-based compensation expense	0.7	0.7
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(30.6)	(23.7)
Inventories	(0.5)	(14.7)
Accounts payable	(31.1)	(4.6)
Other assets	(1.1)	(1.9)
Accrued and other liabilities	(1.9)	(12.9)
Income taxes, net	4.5	(2.1)

Net cash used in operating activities	(16.2)	(20.9)

Cash Flows from Investing Activities
Capital expenditures	(13.8)	(18.5)
Business acquisitions, net of cash acquired	–	(47.1)
Net proceeds from disposition of equipment	12.2	–
Other	(0.3)	–

Net cash used in investing activities	(1.9)	(65.6)

Cash Flows from Financing Activities
Proceeds from issuance of secured debt	–	24.9
Repayments of secured debt	(35.0)	(2.5)
Proceeds from revolving credit facility borrowings	49.5	63.5
Repayments of revolving credit facility borrowings	(49.5)	(54.0)
Repayment of acquired debt related to business acquisitions	–	(33.2)
Increase in unpresented bank drafts in excess of cash available for offset	–	0.7
Principal repayments under capital lease obligations	(0.4)	(0.7)
Payment of debt issuance costs	–	(6.4)

Net cash used in financing activities	(35.4)	(7.7)

Effect of exchange rate changes on cash and cash equivalents	0.1	(2.1)

Net decrease in cash and cash equivalents	(53.4)	(96.3)
Cash and cash equivalents, beginning of period	82.5	101.3

Cash and cash equivalents, end of period	$29.1	$5.0

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

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with our audited consolidated financial statements for the fiscal year ended September 30, 2011 included in Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K (the “Annual Report”). The condensed consolidated balance sheet data as of September 30, 2011 was derived from the audited consolidated financial statements in the Annual Report, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements.

BWAY Parent is owned by investment entities affiliated with Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago, Illinois (“MDP”), and certain members of BWAY Holding’s management. See “Acquisition of BWAY Holding” in Note 1, “General” of Notes to Consolidated Financial Statements included in the Annual Report.

The unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

Our fiscal year ends on September 30. Results of operations and cash flows for interim periods presented in the unaudited condensed consolidated financial statements are not necessarily indicative of results of operations and cash flows for the full fiscal year.

In these notes, we refer to our fiscal periods when we reference or discuss a year or quarter, unless otherwise indicated.

We have reclassified certain prior period amounts to conform to the current period presentation.

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

Recently Issued Accounting Standards

The financial statements reflect new accounting guidance related to disclosures of comprehensive income, which is effective for fiscal years, and interim periods therein, beginning after December 15, 2011. The guidance is to be applied retrospectively and early adoption is permitted. We have presented comprehensive income (loss) on the face of the statements of operations and comprehensive income of our unaudited condensed financial statements and amounts of comprehensive income (loss) presented in prior periods were not affected by retrospective application of the new accounting guidance. Such guidance does not require the disclosure of each component of comprehensive income (loss) to be presented in interim financial statements.

There have been no other developments to recently issued accounting standards not yet adopted, including the expected dates of adoption and estimated effects on the financial statements, from those disclosed in the Annual Report.

Related Party Transactions

BWAY Parent and its domestic subsidiaries, including BWAY Intermediate, file a consolidated federal income tax return. The companies file state tax returns on a consolidated, combined or separate basis depending on applicable tax laws. In the six months ended March 31, 2012 and March 31, 2011, BWAY Intermediate received $2.9 million and $4.0 million, respectively, in a non-cash contribution from BWAY Parent related to income tax benefits from interest and other expenses of BWAY Parent primarily associated with the PIK Notes (as defined in Note 4, “Long-Term Debt”).

BWAY Intermediate is party to a management services agreement with affiliates of MDP. See “MDP” under Note 15, “Related Party Transactions” of Notes to Consolidated Financial Statements in the Annual Report.

Sale of Bottle Equipment

In March 2012, we sold equipment used to manufacture blow molded plastic bottles. In January 2012, we amended our credit agreement to facilitate the sale of such equipment. The amendment requires us to use 100% of net sale proceeds (as defined in the credit agreement) from such sale to repay a portion of our B Term Loan (as defined in Note 4, “Long-Term Debt”). In April 2012, we made a debt repayment that included the net sale proceeds from this sale.

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

2.	INVENTORIES

The major classes of inventory as of the dates indicated were:

($ in millions)	March 31, 2012	September 30, 2011
Raw materials	$38.2	$35.6
Work in process	35.8	36.9
Finished goods	43.7	44.7

Total inventories	$117.7	$117.2

3.	OTHER CURRENT ASSETS AND LIABILITIES

Other current assets and other current liabilities as of the dates indicated were:

($ in millions)	March 31, 2012	September 30, 2011
Other current assets
Income taxes receivable	$5.9	$6.8
Deferred tax assets	9.9	10.7
Other	10.2	8.9

Total other current assets	$26.0	$26.4

Other current liabilities
Accrued salaries and wages	$16.0	$11.0
Accrued interest (1)	8.6	10.8
Accrued rebates	5.7	7.4
Self insurance	8.3	7.9
Other (2)	11.1	13.5

Total other current liabilities (2)	$49.7	$50.6

(1)	For BWAY Parent, interest on the PIK Notes (see Note 4, “Long-Term Debt”) is to be paid-in-kind through the issuance of additional long-term debt. As such, accrued interest on the PIK Notes is included in other long-term liabilities.
(2)	For BWAY Intermediate, other and total other current liabilities were $10.8 million and $49.4 million, respectively, at March 31, 2012. At September 30, 2011, other and total other current liabilities were $13.2 million and $50.3 million, respectively, for BWAY Intermediate.

4.	LONG-TERM DEBT

For additional information regarding the terms of our long-term debt, including covenant limitations, events of default and dividend restrictions, see Note 7, “Long-Term Debt,” of Notes to Consolidated Financial Statements included in the Annual Report.

Outstanding Long-Term Debt

Long-term debt outstanding as of the dates indicated consisted of:

($ in millions)	March 31, 2012	September 30, 2011
Long-term debt
Term loan facilities, net of unaccreted discount of $1.8 and $2.0	$471.8	$506.6
Senior notes due June 2018, net of unaccreted discount of $2.3 and $2.4	202.7	202.6

	674.5	709.2
Less: current portion of long-term debt	(12.0)	(5.1)

Long-term debt–BWAY Intermediate	662.5	704.1
Senior PIK toggle notes due November 2015 issued by BWAY Parent, net of unaccreted discount of $3.2 and $3.7	163.8	154.7

Long-term debt–BWAY Parent	$826.3	$858.8

The weighted-average interest rate on variable rate credit facility borrowings outstanding at each of March 31, 2012 and September 30, 2011 was 4.5%.

Current Portion of Long-Term Debt

The current portion of long-term debt represents repayments, as of the balance sheet date, with due dates occurring in the subsequent twelve months.

In November 2011, BWAY Intermediate made voluntary prepayments of $33.5 million and $1.5 million of the B Term Loan and the C Term Loan (each as defined below), respectively. The voluntary prepayment has been applied against all future scheduled payments of the respective term loan until the prepayment amount was fully utilized. As a result, the next scheduled repayment of the B Term Loan is due at maturity and the next scheduled repayment of the C Term Loan is due June 30, 2015. The current portion of long-term debt as of March 31, 2012 represents a $12.0 million repayment of the B Term Loan (as defined below) in April 2012, which includes net sale proceeds from the sale of bottle equipment (see “Sale of Bottle Equipment” in Note 1, “General”).

In addition to scheduled repayments, the credit agreement (as amended) contains provisions for other mandatory repayments, including those relating to “excess cash flow,” which, if applicable, would be due approximately 95 days following the end of the related fiscal year. No such payments were required for 2011, and we are presently unable to reasonably estimate if an excess cash flow payment will be required for 2012.

Scheduled Maturities of Long-Term Debt

Excluding the current portion of long-term debt, scheduled future maturities of long-term debt as of March 31, 2012 were:

($ in millions)	BWAY Parent	BWAY Intermediate
Fiscal year
2015	$0.2	$0.2
2016	167.4	0.4
Thereafter	666.0	666.0

Total scheduled future maturities of long-term debt	$833.6	$666.6

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

At March 31, 2012, BWAY Parent was in compliance with applicable financial covenants related to the PIK Notes.

Senior Notes Due 2018

In June 2010, BWAY Holding issued $205.0 million aggregate principal amount of 10% senior notes due 2018 (the “2018 Notes”). Interest on the 2018 Notes is payable semi-annually in arrears on June 15 and December 15 through maturity. The 2018 Notes mature June 15, 2018.

At March 31, 2012, BWAY Holding and its subsidiaries were in compliance with applicable financial covenants related to the 2018 Notes.

Senior Secured Credit Facilities

In January 2012, we amended the Credit Agreement (as defined below) to facilitate the sale of equipment used to manufacture blow molded plastic bottles. The amendment requires us to use 100% of net sale proceeds from the sale of such equipment to repay a portion of our B Term Loan (as defined below). The bottle equipment was sold in March 2012 (see “Sale of Bottle Equipment” in Note 1, “General”), and we made a debt repayment in April 2012 that included the related net sale proceeds.

In February 2011, we entered into an amended and restated credit agreement dated as of February 23, 2011, among BWAY Intermediate, BWAY Holding, ICL Industrial Containers ULC (“ICL”) and various lenders (as amended from time to time, the “Credit Agreement”). The Credit Agreement amended an original credit agreement dated as of June 16, 2010. Under the Credit Agreement, BWAY Holding is the “U.S. Borrower” and ICL is the “Canadian Borrower.”

As of the February 2011 amendment date, the facility consisted of a U.S. Borrower $470.7 million term loan (“B Term Loan”) and a Canadian Borrower $41.8 million term loan (“C Term Loan”), (collectively, the “Term Loan”). The facility also provided the U.S. Borrower with a $70.0 million revolver and the Canadian Borrower with a $5.0 million revolver, (collectively, the “Revolver” and together with the Term Loan, the “Senior Secured Credit Facilities”). The Term Loan will mature on February 23, 2018 and the Revolver will mature on February 23, 2016.

BWAY Parent is not a party to the Credit Agreement, and it is not a guarantor of the Senior Secured Credit Facilities.

At March 31, 2012, there were outstanding standby letters of credit of $5.9 million which reduced available Revolver borrowings to $69.1 million. There were no outstanding Revolver borrowings at March 31, 2012. As of March 31, 2012, the Revolver interest rate was 5.5%.

BWAY Intermediate is subject to a Maximum Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement). For the period ended March 31, 2012, the required ratio was 7.25. At March 31, 2012, BWAY Intermediate and its subsidiaries were in compliance with applicable financial covenants contained in the Credit Agreement, including the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement).

Debt Issuance Costs

At March 31, 2012 and September 30, 2011, unamortized debt issuance costs on long-term debt were $29.2 million and $32.1 million, respectively, for BWAY Parent and $25.6 million and $28.0 million, respectively, for BWAY Intermediate. Debt issuance costs are included in the other assets line item in the condensed consolidated balance sheets.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

For a description on how we estimate fair value, including a description of the classification of inputs into the fair value hierarchy, see Note 8, “Fair Value of Financial Instruments” of Notes to Consolidated Financial Statements included in the Annual Report.

Financial Instruments Not Measured at Fair Value

We do not measure any financial instruments at fair value on a recurring basis. Other than the fair value of our long-term debt, which is presented in the following table, we believe the carrying value of financial instruments approximated the fair value of those financial instruments as of March 31, 2012 and September 30, 2011.

Estimated fair value of long-term debt:

	March 31, 2012		September 30, 2011
($ in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt
Term loan facilities	$471.8	$473.1	$506.6	$489.6
Senior notes due June 2018	202.7	223.5	202.6	215.3

Long-term debt–BWAY Intermediate	674.5	696.6	709.2	704.9
Senior PIK toggle notes due November 2015 issued by BWAY Parent	163.8	166.6	154.7	152.8

Long-term debt–BWAY Parent	$838.3	$863.2	$863.9	$857.7

Our long-term debt was classified as a Level 2 of the fair value hierarchy as the fair value was determined utilizing quoted market prices in the secondary credit market.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by reportable segment for the periods indicated are as follows:

($ in millions)	Metal Packaging	Plastic Packaging	Total
Balance, September 30, 2011	$281.6	$25.7	$307.3
Adjustments	0.1	–	0.1

Balance, March 31, 2012	$281.7	$25.7	$307.4

Goodwill	$281.7	$150.3	$432.0
Accumulated impairment losses	–	(124.6)	(124.6)

Balance, March 31, 2012	$281.7	$25.7	$307.4

Other Intangible Assets

The components of other intangible assets as of the dates indicated were:

	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
($ in millions)
March 31, 2012
Finite-lived intangible assets
Customer relationships	12.9	$388.3	$(72.3)	$316.0
Trade names	10.2	49.5	(8.2)	41.3
Favorable lease agreements	4.5	0.5	(0.2)	0.3

Total other intangible assets		$438.3	$(80.7)	$357.6

September 30, 2011
Finite-lived intangible assets
Customer relationships	12.9	$387.9	$(51.9)	$336.0
Trade names	10.2	49.5	(5.8)	43.7
Favorable lease agreements	4.5	0.5	(0.2)	0.3

Total other intangible assets		$437.9	$(57.9)	$380.0

Expected Future Amortization Expense

Expected future amortization expense related to finite-lived intangible assets as of March 31, 2012 was:

($ in millions)	Amortization Expense
Fiscal year
2012	$22.9
2013	43.3
2014	41.2
2015	39.0
2016	37.3
Thereafter	173.9

Total expected future amortization expense related to finite-lived intangible assets	$357.6

7.	EMPLOYEE BENEFIT OBLIGATIONS

Employee Benefit Obligation Liabilities

Employee benefit obligations as of the dates indicated were:

($ in millions)	March 31, 2012	September 30, 2011
Employee benefit obligation liabilities
Defined benefit pension plans	$13.4	$14.4
Retiree medical and other postretirement benefits	8.5	8.4
Deferred compensation	6.4	6.5

Total employee benefit obligation liabilities	$28.3	$29.3

Employee benefit obligation liabilities by financial statement line item
Other current liabilities	$1.3	$1.3
Other liabilities	27.0	28.0

Total employee benefit obligation liabilities	$28.3	$29.3

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated were:

	Three Months Ended March 31		Six Months Ended March 31
($ in millions)	2012	2011	2012	2011
Defined benefit pension plans
Interest cost	$0.4	$0.3	$0.8	$0.7
Expected return on plan assets	(0.3)	(0.4)	(0.7)	(0.7)
Amortization of actuarial loss	–	(0.1)	–	–

	$0.1	$(0.2)	$0.1	$–

Other benefits
Interest cost	$0.1	$0.1	$0.2	$0.2

Total net periodic benefit cost	$0.2	$(0.1)	$0.3	$0.2

Multiemployer Pension Liabilities

We had accrued pension withdrawal liabilities of $4.3 million and $4.4 million at March 31, 2012 and September 30, 2011, respectively, related to multiemployer pension plans that covered certain union employees at our former Franklin Park, Illinois facility, which we closed in 2008.

8.	RESTRUCTURING

The components of restructuring liabilities by reportable segment, including certain amounts not allocated to a segment, as of the dates indicated and the change in the liabilities during the period were as follows:

($ in millions)	Balance, September 30, 2011	Additions	Expenditures	Balance, March 31, 2012
Plastic packaging segment
Severance and benefit costs	$0.7	$–	$(0.5)	$0.2
Facility closure costs	0.4	0.9	(0.7)	0.6

Total plastic packaging segment	1.1	0.9	(1.2)	0.8

Metal packaging segment
Pension withdrawal liabilities	4.4	–	(0.1)	4.3
Facility closure costs	1.0	–	(0.4)	0.6

Total metal packaging segment	5.4	–	(0.5)	4.9

Corporate unallocated
Severance and benefit costs	1.4	0.2	(1.4)	0.2

Total restructuring liabilities	$7.9	$1.1	$(3.1)	$5.9

	Balance, March 31, 2012	Balance, September 30, 2011
Balance by line item:
Current liabilities	$1.7	$3.6
Other liabilities	4.2	4.3

Total restructuring liabilities	$5.9	$7.9

For a summary of our on-going restructuring initiatives, see Note 16, “Restructuring,” of Notes to Consolidated Financial Statements in the Annual Report.

9.	STOCKHOLDERS’ EQUITY (DEFICIT)

Dividend Restrictions

BWAY Intermediate is generally prohibited from paying dividends to BWAY Parent.

Accumulated Other Comprehensive Loss Information

The components of accumulated other comprehensive loss as of the dates indicated and the change during the period were:

($ in millions)	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss
Balance, September 30, 2011	$(3.5)	$(0.4)	$(3.9)
Change	–	(0.6)	(0.6)

Balance, March 31, 2012	$(3.5)	$(1.0)	$(4.5)

10.	SHARE-BASED COMPENSATION

We describe our share-based compensation plan in Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements included in the Annual Report. Options granted under the plan relate to the common stock of BWAY Parent.

In the first six months of 2012, the compensation committee of BWAY Parent’s board of directors awarded 273,960 stock options to certain members of management. Forty percent of each award consisted of service options (109,585 shares) subject to time vesting and sixty percent of each award consisted of performance options (164,375 shares) subject to vesting based on the achievement of certain return on investment goals upon an exit event. The service awards consisted of incentive stock options and will vest equally on each of the first five anniversary dates of the grant. The stock option awards have a 10-year life.

We estimated a weighted-average grant date fair value of $2.96 per share subject to option for the service options granted in the first six months of 2012. We will recognize the fair value of these service options ($0.3 million) as stock-based compensation expense on a straight-line basis over the five-year service period. Share-based compensation relating to options with performance criteria should only be recognized if the performance criterion is probable and the amount is reasonably estimable. We believe the $2.96 per share estimated fair value of the service options is our best estimate of a weighted-average grant date fair value for the performance options granted in the first six months of 2012 ($0.5 million). The probability of the requisite exit event and return on investment targets cannot be determined with any certainty; therefore, we will not recognize any stock-based compensation expense related to these performance options until an exit event is probable.

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

Stock-Based Compensation Expense

Stock-based compensation expense in the statements of operations and comprehensive income for the three and six months ended March 31, 2012 and March 31, 2011 was as follows:

	Three Months Ended March 31		Six Months Ended March 31
($ in millions)	2012	2011	2012	2011
Cost of products sold (excluding depreciation and amortization)	$0.1	$0.1	$0.2	$0.2
Selling and administrative expense	0.3	0.3	0.5	0.5

Total stock-based compensation expense	$0.4	$0.4	$0.7	$0.7

Stock-based compensation expense is included in corporate undistributed expenses in the business segment disclosure in Note 13, “Business Segments.”

11.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The following information supplements the consolidated statements of cash flows:

	Six Months Ended March 31
($ in millions)	2012	2011
Net cash paid (refunded) for:
Interest	$24.6	$27.6
Income taxes	0.1	(3.5)

Business acquisitions
Fair value of assets acquired	$–	$103.3
Fair value of liabilities assumed, including debt repaid at closing	–	(56.2)

Cash paid for business acquisitions	$–	$47.1

Non-cash investing and financing activities
Amounts owed for capital expenditures	$0.8	$0.9
Assets acquired through capital lease	0.1	0.5
PIK Interest on PIK Notes (1)	8.6	–
Non-cash contribution by BWAY Parent (2)	2.9	4.0

(1)	Applicable only to BWAY Parent.
(2)	Applicable only to BWAY Intermediate.

12.	COMMITMENTS AND CONTINGENCIES

For additional information on commitments and contingencies, see Note 18, “Commitments and Contingencies” of Notes to Consolidated Financial Statements included in the Annual Report.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We believe that the resolution of environmental matters, individually or in the aggregate, materially in excess of amounts accrued, is not reasonably possible. At each of March 31, 2012 and September 31, 2011, we had accrued approximately $0.2 million related to environmental liabilities. Our environmental accrual is an estimate and future expenditures may exceed our estimate. Environmental related liabilities are included in the other current liabilities line item in the condensed consolidated balance sheets. We do not expect to incur material capital expenditures for environmental control projects in the next 12 months.

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of historical claims. At March 31, 2012 and September 30, 2011, we had accrued approximately $8.3 million and $7.9 million, respectively, related to these self-insurance liabilities, which are included in other current liabilities in the consolidated balance sheets.

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial position, results of operations or cash flows. At March 31, 2012 and September 30, 2011, we had accrued liabilities related to pending litigation matters of approximately $0.5 million and $0.3 million, respectively, which were included in the other current liabilities line item in the condensed consolidated balance sheets.

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

After an unsuccessful appeal to the Wisconsin Supreme Court, the Godoy plaintiff filed, and the court granted, a motion to dismiss his claims without prejudice. During the pendency of the Godoy appeal to the Wisconsin Supreme Court, the proceedings in the Burton, Clark, Gibson, Stokes and Owens matters were stayed. After the stays were lifted, the Gibson defendants filed, and the court granted, a motion for summary judgment as to the Gibson plaintiff’s claims. Plaintiff has appealed this decision to the Seventh Circuit Court of Appeals. The Seventh Circuit Court of Appeals heard oral argument on January 9, 2012. The court has not yet issued a ruling.

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

Although we continue to believe that we have valid defenses against the plaintiffs in the lead paint related personal injury litigation, litigation is inherently subject to many uncertainties. We cannot predict with any degree of certainty the potential liability or likelihood of the outcome of this litigation. In addition, because of the dismissal of prior cases, we are unable to provide additional information concerning the underlying risks of the lead paint related personal injury cases. As such, we are unable to provide a range of reasonably possible losses related to this litigation. At March 31, 2012, we had not accrued any amounts for lead paint related personal injury claims.

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

The following tables set forth certain financial information attributable to our business segments for the periods indicated:

	Three Months Ended March 31		Six Months Ended March 31
($ in millions)	2012	2011	2012	2011
Net sales (1)
Metal packaging	$188.8	$180.9	$342.6	$325.6
Plastic packaging	120.9	121.4	215.5	217.4

Consolidated net sales	$309.7	$302.3	$558.1	$543.0

Segment earnings (2)
Metal packaging	$37.7	$35.7	$66.7	$55.8
Plastic packaging	7.7	7.3	10.2	7.1

Segment earnings	$45.4	$43.0	$76.9	$62.9

Income (loss) before income taxes
BWAY Parent
Segment earnings	$45.4	$43.0	$76.9	$62.9
Amounts not allocated to segments	(32.5)	(43.1)	(74.0)	(86.7)

Income (loss) before income taxes	$12.9	$(0.1)	$2.9	$(23.8)

BWAY Intermediate
Segment earnings	$45.4	$43.0	$76.9	$62.9
Amounts not allocated to segments	(27.4)	(38.6)	(64.0)	(77.0)

Income (loss) before income taxes	$18.0	$4.4	$12.9	$(14.1)

Amounts not allocated to segments
BWAY Parent
Corporate undistributed expenses (3)	$3.2	$2.5	$6.2	$6.2
Other (4)	29.3	40.6	67.8	80.5

Total	$32.5	$43.1	$74.0	$86.7

BWAY Intermediate
Corporate undistributed expenses (3)	$3.2	$2.5	$6.2	$5.8
Other (4)	24.2	36.1	57.8	71.2

Total	$27.4	$38.6	$64.0	$77.0

Depreciation and amortization
Metal packaging	$12.1	$12.5	$24.1	$25.1
Plastic packaging	8.6	8.9	17.2	17.3

Segment depreciation and amortization	20.7	21.4	41.3	42.4
Corporate	1.0	0.6	1.9	1.3

Consolidated depreciation and amortization	$21.7	$22.0	$43.2	$43.7

(1)	In the periods presented, there were no significant intersegment sales.
(2)	Management uses a measure of segment earnings to evaluate segment performance. We calculate segment earnings as net sales less costs of products sold and selling expenses, each as related to the applicable segment. Segment earnings exclude depreciation and amortization.
(3)	Corporate undistributed expenses include stock-based compensation expense and certain other general administrative expenses not allocated to the segments for reporting purposes. Corporate undistributed expenses exclude depreciation and amortization.
(4)	Other includes amounts for the following line items from the consolidated statements of operations and comprehensive income that are not allocated to segments: depreciation and amortization, restructuring expense, interest expense, business acquisitions costs, gain on disposition of equipment and other income.

The following table sets forth total assets attributable to our business segments as of the dates indicated:

	BWAY Parent		BWAY Intermediate
($ in millions)	March 31, 2012	September 30, 2011	March 31, 2012	September 30, 2011
Total assets
Metal packaging	$715.2	$737.1	$715.2	$737.1
Plastic packaging	215.5	224.1	215.5	224.1

Segment total assets	930.7	961.2	930.7	961.2
Corporate	255.1	281.2	251.4	276.6

Total assets	$1,185.8	$1,242.4	$1,182.1	$1,237.8

The following table sets forth the percentage of net sales and net sales by customer geographic location for the three and six months ended March 31, 2012 and March 31, 2011:

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
Consolidated net sales
United States	93%	93%	93%	93%
Canada	6	7	6	7
Other	1	–	1	–

Total	100%	100%	100%	100%

Metal packaging net sales
United States	93%	94%	93%	94%
Canada	6	6	6	6
Other	1	–	1	–

Total	100%	100%	100%	100%

Plastic packaging net sales
United States	93%	92%	92%	92%
Canada	7	8	7	8
Other	–	–	1	–

Total	100%	100%	100%	100%

14.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

This note is not applicable to BWAY Parent.

BWAY Intermediate, BWAY Holding and certain of BWAY Holding’s subsidiaries (collectively, the “BWAY Guarantors”) have fully and unconditionally guaranteed the 2018 Notes on a senior unsecured basis. These guarantees are joint and several obligations of the BWAY Guarantors. The BWAY Guarantors are 100% owned subsidiaries of BWAY Intermediate. ICL, our foreign subsidiary, does not guarantee the 2018 Notes.

In the following tables, we present consolidating supplementary financial information for BWAY Holding (issuer of the 2018 Notes), BWAY Intermediate (parent guarantor of the issuer), BWAY Holding’s domestic guarantor subsidiaries and the non-guarantor subsidiary together with eliminations as of and for the periods indicated.

The following information has been prepared using the equity method of accounting and certain expenses of BWAY Holding have been pushed down to BWAY Corporation. For example, interest expense associated with the debt of BWAY Holding is included in the interest expense of its guarantor subsidiaries, which are paying the interest. In addition, we generally file U.S. income tax returns at the parent level, but income tax expense (benefit) is reflected in the provision for (benefit from) income taxes of the guarantor subsidiaries. The amounts pushed-down to the subsidiaries are reflected in the parent company’s equity in net income (loss) of the subsidiaries.

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

March 31, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$–	$–	$27.0	$2.1	$–	$29.1
Accounts receivable, net	–	–	142.7	4.7	–	147.4
Inventories, net	–	–	114.0	3.7	–	117.7
Other current assets	–	–	25.0	1.0	–	26.0

Total current assets	–	–	308.7	11.5	–	320.2

Property, plant and equipment, net	–	–	154.2	13.4	–	167.6
Goodwill	–	–	307.4	–	–	307.4
Other intangible assets, net	–	–	347.0	10.6	–	357.6
Other assets	–	–	28.9	0.4	–	29.3
Intercompany	–	634.5	–	–	(634.5)	–
Investment in subsidiaries	167.0	167.0	(17.0)	–	(317.0)	–

Total assets	$167.0	$801.5	$1,129.2	$35.9	$(951.5)	$1,182.1

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$–	$–	$91.0	$4.2	$–	$95.2
Other current liabilities	–	–	48.1	1.3	–	49.4
Current portion of long-term debt	–	12.0	–	–	–	12.0

Total current liabilities	–	12.0	139.1	5.5	–	156.6

Long-term debt	–	622.5	–	40.0	–	662.5
Deferred tax liabilities	–	–	150.4	–	–	150.4
Intercompany	–	–	627.2	7.3	(634.5)	–
Other liabilities	–	–	45.5	0.1	–	45.6
Total stockholder’s equity	167.0	167.0	167.0	(17.0)	(317.0)	167.0

Total liabilities and stockholder’s equity	$167.0	$801.5	$1,129.2	$35.9	$(951.5)	$1,182.1

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

September 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$–	$–	$78.1	$4.4	$–	$82.5
Accounts receivable, net	–	–	111.8	5.0	–	116.8
Inventories, net	–	–	114.6	2.6	–	117.2
Other current assets	–	–	76.8	1.0	(51.4)	26.4

Total current assets	–	–	381.3	13.0	(51.4)	342.9

Property, plant and equipment, net	–	–	162.1	13.7	–	175.8
Goodwill	–	–	307.3	–	–	307.3
Other intangible assets, net	–	–	368.8	11.2	–	380.0
Other assets	–	–	31.4	0.4	–	31.8
Intercompany	–	667.7	–	–	(667.7)	–
Investment in subsidiaries	155.0	155.0	(16.5)	–	(293.5)	–

Total assets	$155.0	$822.7	$1,234.4	$38.3	$(1,012.6)	$1,237.8

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$–	$–	$121.4	$4.5	$–	$125.9
Other current liabilities	–	–	100.1	1.6	(51.4)	50.3
Current portion of long-term debt	–	4.7	–	0.4	–	5.1

Total current liabilities	–	4.7	221.5	6.5	(51.4)	181.3

Long-term debt	–	663.0	–	41.1	–	704.1
Deferred tax liabilities	–	–	149.6	(0.1)	–	149.5
Intercompany	–	–	660.5	7.2	(667.7)	–
Other liabilities	–	–	47.8	0.1	–	47.9
Total stockholder’s equity (deficit)	155.0	155.0	155.0	(16.5)	(293.5)	155.0

Total liabilities and stockholder’s equity (deficit)	$155.0	$822.7	$1,234.4	$38.3	$(1,012.6)	$1,237.8

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations

and Comprehensive Income Information

For the three months ended March 31, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$301.3	$8.4	$–	$309.7

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	253.9	7.4	–	261.3
Depreciation and amortization	–	–	20.9	0.8	–	21.7
Selling and administrative	–	–	6.0	0.2	–	6.2
Restructuring	–	–	0.8	0.1	–	0.9
Interest	–	–	12.0	0.5	–	12.5
Gain on disposition of equipment	–	–	(9.8)	–	–	(9.8)
Other income	–	–	(0.3)	(0.8)	–	(1.1)

Total costs and expenses	–	–	283.5	8.2	–	291.7

Income before income taxes	–	–	17.8	0.2	–	18.0
Provision for income taxes	–	–	6.0	0.1	–	6.1
Equity in income of subsidiaries	11.9	11.9	0.1	–	(23.9)	–

Net income	$11.9	$11.9	$11.9	$0.1	$(23.9)	$11.9

Comprehensive income (loss)	$11.5	$11.5	$11.5	$(0.3)	$(22.7)	$11.5

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations

and Comprehensive Income Information

For the three months ended March 31, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$293.1	$9.2	$–	$302.3

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	249.1	8.4	–	257.5
Depreciation and amortization	–	–	20.6	1.4	–	22.0
Selling and administrative	–	–	4.2	0.1	–	4.3
Restructuring	–	–	0.4	0.1	–	0.5
Interest	–	–	13.2	0.7	–	13.9
Other expense (income)	–	–	0.7	(1.0)	–	(0.3)

Total costs and expenses	–	–	288.2	9.7	–	297.9

Income (loss) before income taxes	–	–	4.9	(0.5)	–	4.4
Provision for (benefit from) income taxes	–	–	3.0	(0.1)	–	2.9
Equity in income (loss) of subsidiaries	1.5	1.5	(0.4)	–	(2.6)	–

Net income (loss)	$1.5	$1.5	$1.5	$(0.4)	$(2.6)	$1.5

Comprehensive income (loss)	$1.8	$1.8	$1.8	$(0.1)	$(3.5)	$1.8

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations

and Comprehensive Income Information

For the six months ended March 31, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$541.6	$16.5	$–	$558.1

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	461.1	14.5	–	475.6
Depreciation and amortization	–	–	41.5	1.7	–	43.2
Selling and administrative	–	–	11.4	0.4	–	11.8
Restructuring	–	–	1.0	0.1	–	1.1
Interest	–	–	24.1	1.0	–	25.1
Gain on disposition of equipment	–	–	(9.8)	–	–	(9.8)
Other income	–	–	(0.4)	(1.4)	–	(1.8)

Total costs and expenses	–	–	528.9	16.3	–	545.2

Income before income taxes	–	–	12.7	0.2	–	12.9
Provision for income taxes	–	–	3.8	0.1	–	3.9
Equity in income of subsidiaries	9.0	9.0	0.1	–	(18.1)	–

Net income	$9.0	$9.0	$9.0	$0.1	$(18.1)	$9.0

Comprehensive income (loss)	$8.4	$8.4	$8.4	$(0.5)	$(16.3)	$8.4

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations

and Comprehensive Income Information

For the six months ended March 31, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$525.5	$17.5	$–	$543.0

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	460.3	15.6	–	475.9
Depreciation and amortization	–	–	41.3	2.4	–	43.7
Selling and administrative	–	–	9.6	0.4	–	10.0
Restructuring	–	–	0.7	0.1	–	0.8
Interest	–	–	26.3	1.3	–	27.6
Other expense (income)	–	–	1.3	(2.2)	–	(0.9)

Total costs and expenses	–	–	539.5	17.6	–	557.1

Loss before income taxes	–	–	(14.0)	(0.1)	–	(14.1)
(Benefit from) provision for income taxes	–	–	(5.0)	0.1	–	(4.9)
Equity in loss of subsidiaries	(9.2)	(9.2)	(0.2)	–	18.6	–

Net loss	$(9.2)	$(9.2)	$(9.2)	$(0.2)	$18.6	$(9.2)

Comprehensive (loss) income	$(8.0)	$(8.0)	$(8.0)	$1.0	$15.0	$(8.0)

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the six months ended March 31, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash used in operating activities	$–	$–	$(15.5)	$(0.7)	$–	$(16.2)

Cash flows from investing activities
Capital expenditures	–	–	(13.6)	(0.2)	–	(13.8)
Net proceeds from disposition of equipment	–	–	12.2	–	–	12.2
Change in intercompany	–	33.5	(0.3)	–	(33.5)	(0.3)

Net cash used in investing activities	–	33.5	(1.7)	(0.2)	(33.5)	(1.9)

Cash flows from financing activities
Repayments of secured debt	–	(33.5)	–	–	–	(35.0)
Proceeds from revolving credit facility borrowings	–	49.5	–	(1.5)	–	49.5
Repayments of revolving credit facility borrowings	–	(49.5)	–	–	–	(49.5)
Principal repayments under capital lease obligations	–	–	(0.4)	–	–	(0.4)
Change in intercompany	–	–	(33.5)	–	33.5	–

Net cash used in financing activities	–	(33.5)	(33.9)	(1.5)	33.5	(35.4)

Effect of exchange rate changes on cash and cash equivalents	–	–	–	0.1	–	0.1

Net decrease in cash and cash equivalents	–	–	(51.1)	(2.3)	–	(53.4)
Cash and cash equivalents, beginning of period	–	–	78.1	4.4	–	82.5

Cash and cash equivalents, end of period	$–	$–	$27.0	$2.1	$–	$29.1

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the six months ended March 31, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$–	$–	$(23.1)	$2.2	$–	$(20.9)

Cash flows from investing activities
Capital expenditures	–	–	(15.8)	(2.7)	–	(18.5)
Business acquisitions, net of cash acquired	–	–	(47.1)	–	–	(47.1)
Change in intercompany	–	(25.7)	–	–	25.7

Net cash used in investing activities	–	(25.7)	(62.9)	(2.7)	25.7	(65.6)

Cash flows from financing activities
Proceeds from issuance of secured debt	–	24.9	–	–	–	24.9
Repayments of secured debt	–	(2.3)	–	(0.2)	–	(2.5)
Proceeds from revolving credit facility borrowings	–	63.5	–	–	–	63.5
Repayments of revolving credit facility borrowings	–	(54.0)	–	–	–	(54.0)
Repayment of acquired debt related to business acquisitions	–	–	(33.2)	–	–	(33.2)
Change in intercompany	–	(6.4)	–	–	–	(6.4)
Other	–	–	25.7	–	(25.7)

Net cash provided by (used in) financing activities	–	25.7	(7.5)	(0.2)	(25.7)	(7.7)

Effect of exchange rate changes on cash and cash equivalents	–	–	–	(2.1)	–	(2.1)

Net decrease in cash and cash equivalents	–	–	(93.5)	(2.8)	–	(96.3)
Cash and cash equivalents, beginning of period	–	–	94.5	6.8	–	101.3

Cash and cash equivalents, end of period	$–	$–	$1.0	$4.0	$–	$5.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q is a combined report of BWAY Parent and BWAY Intermediate including their respective consolidated financial statements. As BWAY Intermediate is a direct 100% owned subsidiary of BWAY Parent, information presented for BWAY Intermediate in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the financial statements presented in Part I of this report and with the Annual Report.

BWAY Parent and BWAY Intermediate are holding companies and operating results are substantially derived from the operating results of our indirect 100% owned operating subsidiary, BWAY Corporation. On a consolidated basis, the primary difference between the operating results of BWAY Parent and BWAY Intermediate relate to PIK Notes issued by BWAY Parent. Unless otherwise indicated in the following discussion and analysis, there are no material differences between the results of operations of BWAY Parent or of BWAY Intermediate, each on a consolidated basis.

Our fiscal year ends September 30. Except as otherwise specified, references in this discussion and analysis to years or to periods within those years are references to fiscal periods.

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

Results of Operations

In our discussion of results of operations, we discuss the mathematical difference of net sales and cost of products sold (excluding depreciation and amortization) and that difference as a percentage of net sales. We also discuss segment earnings. We define segment earnings as segment net sales less segment cost of products sold and segment related selling expenses. Segment earnings excludes segment depreciation and amortization.

Our presentation of segment earnings excludes depreciation and amortization expense because it is a performance measure of segment earnings used by management. Management believes our measure of segment earnings provides useful information to evaluate the contribution of net sales to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a primary performance measure used by management.

	Second Quarter			YTD
($ in millions)	2012	2011	Percent Change	2012	2011	Percent Change
Net sales
Metal packaging segment	$188.8	$180.9	4.4%	$342.6	$325.6	5.2%
Plastic packaging segment	120.9	121.4	(0.4)	215.5	217.4	(0.9)

Total	$309.7	$302.3	2.5	$558.1	$543.0	2.8

	Second Quarter			YTD
($ in millions)	2012	2011	Percent Change	2012	2011	Percent Change
Segment net sales as a percentage of total net sales
Metal packaging segment	61.0%	59.8%		61.4%	60.0%
Plastic packaging segment	39.0	40.2		38.6	40.0

Total	100.0%	100.0%		100.0%	100.0%

Cost of products sold (excluding depreciation and amortization):
Metal packaging segment	$149.4	$144.2	3.6%	$272.6	$267.6	1.9%
Plastic packaging segment	111.8	113.2	(1.2)	202.8	208.1	(2.5)

Segment total	261.2	257.4	1.5	475.4	475.7	(0.1)
Corporate	0.1	0.1	–	0.2	0.2	–

Total	$261.3	$257.5	1.5	$475.6	$475.9	(0.1)

Difference between net sales and cost of products sold (excluding depreciation and amortization):
Metal packaging segment	$39.4	$36.7	7.4%	$70.0	$58.0	20.7%
Plastic packaging segment	9.1	8.2	11.0	12.7	9.3	36.6

Total	$48.5	$44.9	8.0	$82.7	$67.3	22.9

Difference as a percentage of net sales:
Metal packaging segment	20.9%	20.3%		20.4%	17.8%
Plastic packaging segment	7.5	6.8		5.9	4.3
Consolidated	15.6	14.8		14.8	12.4

Net Sales

In the second quarter and first six months of 2012, consolidated net sales increased 2.5% to $309.7 million and 2.8% to $558.1 million, respectively. The increases in consolidated net sales are primarily due to higher selling prices resulting in part from the pass-through of higher raw material costs and the mix of products sold, partially offset by a decrease in volume. In the second quarter and first six months of 2012, overall volume decreased approximately 2.6% and 3.7%, respectively, primarily as a result of weak market conditions.

In the second quarter and first six months of 2012, net sales for the metal packaging segment increased 4.4% to $188.8 million and 5.2% to $342.6 million, respectively. The increases are primarily due to higher selling prices driven in part by changes in raw material costs and the mix of products sold, partially offset by a decrease in volume. In the second quarter and first six months of 2012, overall volume decreased approximately 2.4% and 2.5%, respectively, primarily as a result of weak market conditions.

In the second quarter and first six months of 2012, net sales for the plastic packaging segment decreased 0.4% to $120.9 million and 0.9% to $215.5 million, respectively. The decreases resulted in part from lower volume, partially offset by higher selling prices related to the pass-through of higher raw material costs. In the second quarter and first six months of 2012, overall volume decreased approximately 2.9% and 5.5%, respectively.

Difference between net sales and cost of products sold (excluding depreciation and amortization)

The difference between consolidated net sales and cost of products sold (excluding depreciation and amortization) for the second quarter and first six months of 2012 increased 8.0% and 22.9%, respectively. For the second quarter and first six months of 2012, the difference between consolidated net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales for such periods increased to 15.6% from 14.8% and to 14.8% from 12.4%, respectively. The increases are primarily attributable to manufacturing efficiencies and cost management, the effective pass-through of raw material price changes and synergies realized from recent acquisitions. These improvements were partially offset by the effect of lower volume.

The difference between metal packaging net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales for the second quarter and first six months of 2012 increased to 20.9% from 20.3% and to 20.4% from 17.8%, respectively. The increases are primarily attributable to higher selling prices related to the pass-through of higher raw material costs, improved manufacturing efficiencies and acquisition synergies, partially offset by the effect of lower volume.

The difference between plastic packaging net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales for the second quarter and first six months of 2012 increased to 7.5% from 6.8% and to 5.9% from 4.3%, respectively. The increases are primarily attributable to the favorable timing of raw material price changes and the associated selling price pass-through, and to acquisition synergies, partially offset by the effect of lower volume.

Corporate undistributed expenses included in cost of products sold (excluding depreciation and amortization for each period) were primarily related to stock-based compensation expense.

Selling and Administrative Expense

In the first six months of 2012, segment selling and administrative expense increased $1.4 million but remained approximately 1% of net sales.

In the first six months of 2011, corporate undistributed selling and administrative expense included $0.4 million for BWAY Parent related to the expenses associated with its dividend payment. Excluding these expenses, corporate undistributed selling and administrative expense increased $0.4 million in the first six months of 2012 from the first six months of 2011 primarily due to higher performance based compensation expense.

Other items

Interest expense. In the first six months of 2012 and 2011, interest expense for BWAY Parent included $9.9 million and $7.8 million, respectively, related to the PIK Notes, which were issued October 26, 2010. The increase in interest associated with the PIK Notes is due to a full six months of interest in 2012 and to additional PIK Notes issued in May 2011 and November 2011 as PIK Interest. Excluding interest expense associated with the PIK Notes, interest expense in the first six months of 2012 decreased 9.1% primarily due to an interest rate decrease on credit facility borrowings following the amendment of the Credit Agreement in February 2011. For BWAY Intermediate, debt principal outstanding at March 31, 2012 and March 31, 2011 was $678.6 million and $725.7 million, respectively.

Business acquisition costs. In 2011, business acquisition costs related to transaction expenses associated with the acquisitions of Plastican and Phoenix Container.

Gain on disposition of equipment. In the second quarter and first six months of 2012, gain on the disposition of equipment primarily consisted of the gain from the sale of certain manufacturing equipment (see “Sale of Bottle Equipment” in Note 1, “General” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report).

Other. In the first six months of 2011, other included $1.5 million related to a transaction fee paid by BWAY Parent to affiliates of MDP related to the issuance of the PIK Notes. In the first six months of 2012 and 2011, other included foreign exchange gains of $1.3 million and $2.2 million, respectively, primarily related to the U.S. dollar denominated debt of our Canadian subsidiary.

Benefit from income taxes. In the first six months of 2012, the effective tax rate for BWAY Parent and BWAY Intermediate, each on a consolidated basis, was approximately 34.5% and 30.2%, respectively. In the first six months of 2011, the effective tax rate for BWAY Parent and BWAY Intermediate, each on a consolidated basis, was approximately 37.4% and 34.8%, respectively. The effective tax rate for six months ended March 31, 2012 differed from the federal statutory rate primarily due to the impact of a Section 199 manufacturing deduction.

Liquidity and Capital Resources

See our discussion of “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for certain risk factors that could affect our liquidity and access to capital. These risks remain unchanged as of March 31, 2012.

At March 31, 2012, BWAY Intermediate had $69.1 million available to borrow under the Revolver, and it had $29.1 million of cash on hand. At March 31, 2012, there were no outstanding borrowings under the Revolver. Revolver borrowings, if outstanding at March 31, 2012, would have been subject to a variable interest rate of 5.5%.

In April 2012, BWAY Intermediate made a $12.0 million unscheduled repayment on the Term Loan. The repayment included net sale proceeds from the sale of certain equipment, as required by the Credit Agreement, and an additional voluntary prepayment. In November 2011, BWAY Intermediate made a voluntary prepayment of $35.0 million on the Term Loan. These repayments reduce future scheduled payments. See Note 4, “Long-Term Debt” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

In November 2011, BWAY Parent issued an additional $8.6 million of PIK Notes to satisfy its November 2011 interest payment obligation. BWAY Parent has elected to satisfy its May 2012 and November 2012 interest payment obligations on the PIK Notes through the issuance of additional PIK Notes, or PIK Interest. We expect BWAY Parent to continue to elect to satisfy its semi-annual interest payment obligations with PIK Interest. PIK Notes issued as PIK Interest are due at maturity and begin to accrue interest from the date issued.

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

Our long-term debt, including the Senior Secured Credit Facilities, are subject to certain covenants and restrictions, which are discussed in Note 4, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report. As of March 31, 2012, our actual Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) was 4.0. As of March 31, 2012, we were in compliance with our debt covenants. With certain exceptions, our long-term debt arrangements prohibit us from paying cash dividends, including cash dividends from BWAY Holding to either BWAY Intermediate or BWAY Parent.

For 2012, we expect capital expenditures of approximately $34 million to $36 million compared to $36.8 million in fiscal 2011.

Cash Flow Information

Summary of cash flows and changes in cash and cash equivalents for the six months ended March 31, 2012 and March 31, 2011:

	Six Months Ended March 31
($ in millions)	2012	2011	Percentage Change
BWAY Parent
Cash used in operating activities	$(16.3)	$(22.7)	(28.2	) %
Cash used in investing activities	(1.6)	(65.6)	(97.6)
Cash used in financing activities	(35.7)	(5.1)	NM
Effect of exchange rate changes	0.1	(2.1)	NM

Net decrease in cash and cash equivalents	$(53.5)	$(95.5)	(44.0	) %

Cash and cash equivalents, end of period	$29.8	$5.8	NM	%

NM – Not Meaningful

Differences between cash flow information for BWAY Parent and BWAY Intermediate are further described below. These differences are primarily due to the PIK Notes issued and the dividend paid by BWAY Parent in the first six months of 2011.

Operating Activities

In the first six months of 2011, cash used in operating activities included a $1.5 million fee paid related to the issuance of the PIK Notes and $0.4 million of professional expenses paid related to the payment of a dividend, each specific to BWAY Parent. Excluding these items, cash used in operating activities decreased $4.5 million in the first six months of 2012 as compared to the first six months of 2011. The decrease in cash used in operating activities primarily related to an increase in cash provided from an increase in net income, as adjusted for non-cash items, partially offset by an increase in cash used for primary working capital. We define primary working capital as the sum of accounts receivable and inventories less accounts payable.

Cash used in operating activities for primary working capital was $62.2 million in the first six months of 2012 compared to $43.0 million in the first six months of 2011. The increase in cash used for primary working capital is primarily due to an increase in the use of cash for accounts payable, partially offset by a decrease in cash used for inventories and a decrease in cash provided from accounts receivable.

Investing Activities

In the first six months of 2012, we received proceeds from the sale of equipment used to manufacture blow molded plastic bottles (see “Sale of Bottle Equipment” in Note 1, “General” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report). In the first six months of 2011, we used $47.1 million of cash to acquire the equity of Plastican and Phoenix Container. Capital expenditures in the first six months of 2012 decreased $4.7 million from 2011 primarily due to higher spending in 2011 related to capital projects associated with the recent Plastican and Phoenix Container acquisitions and company consolidation initiatives.

Financing Activities

In the first six months of 2012, BWAY Parent used $0.3 million of cash to repurchase its common stock from recently terminated [management shareholders]. In the first six months of 2011, cash used in financing activities included net proceeds of $145.5 million provided from the issuance of the PIK Notes, which were offset by the use of cash of $138.4 million to pay a dividend to the stockholders of BWAY Parent and $4.5 million to pay debt issuance costs associated with the PIK Notes.

Excluding these items specific to BWAY Parent, cash used in financing activities increased $27.7 million in the first six months of 2012 as compared to the first six months of 2011. The increase is primarily due to an increase in net repayments of long-term debt of $33.7 million. In the first six months of 2012, net repayments included $35.0 million related to a voluntary prepayment of the Term Loan. In the first six months of 2011, net repayments in 2011 included $33.2 million to repay, at closing, debt assumed in the Plastican and Phoenix Container acquisitions, partially offset by net proceeds of $24.9 million from additional Term Loan borrowings and $9.5 million from net revolver borrowings.

Market Risk

We have certain variable rate debt that exposes our cash flows and earnings to the market risk of interest rate changes. The Senior Secured Credit Facilities bear interest at an applicable margin (based on certain ratios contained in the Credit Agreement) plus a market rate of interest. At March 31, 2012, we had variable rate borrowings of $473.6 million exposed to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly income before income taxes by $1.2 million.

Foreign Currency Exchange Rate Risk

Our reporting currency is the U.S. dollar. Fluctuations in the Canadian dollar relative to the U.S. dollar can affect our reported financial position, results of operations and cash flows. In the first six months of 2012 and 2011, approximately 6% and 7%, respectively, of net sales were to customers located in Canada. Excluding purchases denominated in Canadian dollars, which are generally funded through our Canadian operations, other purchases denominated in foreign currencies were not significant. We do not believe exchange rate changes related to such purchases expose us to a significant foreign currency exchange rate risk.

At March 31, 2012, our Canadian subsidiary was the obligor on $40.0 million of outstanding borrowings, denominated in U.S. dollars, under the Senior Secured Credit Facilities. Interest and principal on the debt are payable in U.S. dollars. To the extent our Canadian subsidiary does not have a sufficient quantity of U.S. dollars on hand for purchases or debt service denominated in U.S. dollars, our Canadian subsidiary could be exposed to the risk of unfavorable foreign currency exchange rates of Canadian dollars relative to the U.S. dollar.

Critical Accounting Policies

For a summary of our critical accounting policies, see “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report. Our critical accounting policies have not changed from those summarized in the Annual Report.

Off-Balance Sheet Arrangements

At March 31, 2012, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.9 million, primarily in favor of our workers’ compensation insurers.

At March 31, 2012, we had minimum lease payment obligations under operating lease agreements of approximately $84.6 million.

Contractual Obligations

In April 2012 and November 2011, we made repayments of the Term Loan of $12.0 million and $35.0 million, respectively, which impact the timing of future repayments. For a discussion of our long-term debt, including the impact of these repayments on future scheduled repayments, see Note 4, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Except as noted above, as of March 31, 2012, the nature of our contractual obligations, as presented in the Annual Report, had not materially changed. For a discussion of these contractual obligations, see “Contractual Obligations and Commercial Commitments” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Annual Report.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials (primarily steel and plastic resin) and energy (primary electricity and natural gas) used in our manufacturing processes.

Environmental Matters

For a discussion of contingencies related to environmental matters, see “Environmental” in Note 18, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements, included in Part II, Item 8 of the Annual Report.

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

For a discussion of interest rate risk and its relation to our indebtedness, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—Market Risk” of this report.

Our business is exposed to variations in prices of raw materials and energy. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Commodity Risk” of this report.

Our purchases from foreign suppliers in transactions denominated in foreign currencies are not significant. We do not believe exchange rate changes related to fluctuations in the value of these foreign currencies in relation to the U.S. dollar expose us to a significant market risk.

Item 4. Controls and Procedures

BWAY Parent

Disclosure Controls and Procedures

Management, including the principal executive officer and principal financial officer, performed an evaluation of the effectiveness of BWAY Parent’s disclosure controls and procedures as of March 31, 2012. Based on this evaluation, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures of BWAY Parent were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our principal executive and principal financial officers, whether any change in BWAY Parent’s internal control over financial reporting that occurred during its last fiscal quarter has materially affected, or is reasonably likely to materially affect, BWAY Parent’s internal control over financial reporting. Based on its evaluation, management has concluded that no such change has occurred during the quarter ended March 31, 2012.

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

During the quarter ended March 31, 2012, the Company completed the ERP conversion and implementation at certain of its manufacturing facilities and will continue to roll-out the surviving ERP system throughout the rest of the Company during the remainder of calendar year 2012. As with the implementation of any new information technology application, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to the implementation at those facilities. Management concluded, as part of its evaluation described in the above paragraph, that the implementation of the ERP system at these facilities is not reasonably likely to materially affect BWAY Parent’s internal control over financial reporting.

BWAY Intermediate

Disclosure Controls and Procedures

Management, including the principal executive officer and principal financial officer, performed an evaluation of the effectiveness of BWAY Intermediate’s disclosure controls and procedures as of March 31, 2012. Based on this evaluation, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures of BWAY Intermediate were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our principal executive and principal financial officers, whether any change in BWAY Intermediate’s internal control over financial reporting that occurred during its last fiscal quarter has materially affected, or is reasonably likely to materially affect, BWAY Intermediate’s internal control over financial reporting. Based on its evaluation, management has concluded that no such change has occurred during the quarter ended March 31, 2012.

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

During the quarter ended March 31, 2012, the Company completed the ERP conversion and implementation at certain of its manufacturing facilities and will continue to roll-out the surviving ERP system throughout the rest of the Company during the remainder of calendar year 2012. As with the implementation of any new information technology application, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to the implementation at those facilities. Management concluded, as part of its evaluation described in the above paragraph, that the implementation of the ERP system at these facilities is not reasonably likely to materially affect BWAY Intermediate’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Annual Report.

Item 1A. Risk Factors

Risk factors affecting the company can be found within Item 1A, “Risk Factors” in the Annual Report. There have been no material changes from risk factors as previously disclosed in the Annual Report.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Registrant(s)	Description of Document

10.1	BWAY Parent BWAY Intermediate

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 18, 2012, by and among BWAY Intermediate Company, Inc., BWAY Holding Company and ICL Industrial Containers ULC/ICL, Contenants Industriels ULC, Deutsche Bank Trust Company Americas, as administrative agent, and each other lender party hereto.

31.1	BWAY Parent	Certification required by Rule 13a-14(a) of Kenneth M. Roessler, President and Chief Executive Officer

31.2	BWAY Parent	Certification required by Rule 13a-14(a) of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

31.3	BWAY Intermediate	Certification required by Rule 13a-14(a) of Kenneth M. Roessler, President and Chief Executive Officer

31.4	BWAY Intermediate	Certification required by Rule 13a-14(a) of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

32.1	BWAY Parent	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Kenneth M. Roessler, President and Chief Executive Officer

32.2	BWAY Parent	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

32.3	BWAY Intermediate	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Kenneth M. Roessler, President and Chief Executive Officer

32.4	BWAY Intermediate	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

101	BWAY Parent BWAY Intermediate	Interactive Data File*

*	Exhibit 101, Interactive Data File, is submitted subject to the provisions of Rule 406T of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Parent Company, Inc. (Registrant)

Date:	May 15, 2012	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2012	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)

BWAY Intermediate Company, Inc. (Registrant)

Date:	May 15, 2012	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2012	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice-President and
Chief Financial Officer
(Principal Financial Officer)