Form 10-Q
period 2012-06-30
BWAY PARENT COMPANY, INC.; BWAY INTERMEDIATE COMPANY, INC.
filed 2012-08-14
CIK 1487775, 1500341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2012

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

As of August 10, 2012, there were 29,301,032 shares of BWAY Parent common stock, $0.01 par value, outstanding.

As of August 10, 2012, there were 1,000 shares of BWAY Intermediate common stock, $0.01 par value, outstanding, all of which were owned by BWAY Parent.

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

BWAY PARENT COMPANY, INC.

BWAY INTERMEDIATE COMPANY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2012

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Parent Company, Inc. and Subsidiaries

($ in millions, except per share data)	June 30, 2012	September 30, 2011
Assets
Current assets
Cash and cash equivalents	$14.0	$83.3
Accounts receivable, net of allowance for doubtful accounts of $0.9 at June 30, 2012 and $0.8 at September 30, 2011	158.9	116.8
Inventories, net	118.5	117.2
Other current assets	27.9	26.4

Total current assets	319.3	343.7

Property, plant and equipment, net	165.8	175.8
Goodwill	307.6	307.3
Other intangible assets, net	345.9	380.0
Other assets	30.7	35.6

Total assets	$1,169.3	$1,242.4

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$110.6	$125.9
Other current liabilities	43.6	50.6
Current portion of long-term debt	–	5.1

Total current liabilities	154.2	181.6

Long-term debt	810.7	858.8
Deferred tax liabilities	151.7	149.5
Other liabilities	47.7	55.2

Total liabilities	1,164.3	1,245.1

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit)
Common stock, $0.01 par value, authorized 40,000,000 shares; issued and outstanding 29,301,032 shares at June 30, 2012 and 29,364,465 shares at September 30, 2011	0.3	0.3
Additional paid-in capital	157.6	156.8
Accumulated deficit	(148.8)	(155.9)
Accumulated other comprehensive loss	(4.1)	(3.9)

Total stockholders’ equity (deficit)	5.0	(2.7)

Total liabilities and stockholders’ equity (deficit)	$1,169.3	$1,242.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

BWAY Parent Company, Inc. and Subsidiaries

	Three Months Ended June 30		Nine Months Ended June 30
($ in millions)	2012	2011	2012	2011
Net sales	$329.7	$328.5	$887.8	$871.5

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	274.9	275.3	750.5	751.2
Depreciation and amortization	21.7	22.7	64.9	66.4
Selling and administrative	6.6	6.1	18.4	16.5
Restructuring	0.1	0.6	1.2	1.4
Interest	17.1	17.3	52.1	52.7
Business acquisition	0.2	0.4	0.2	1.0
Gain on disposition of equipment	(0.1)	–	(9.9)	–
Other expense (income)	0.7	0.4	(1.0)	0.4

Total costs and expenses	321.2	322.8	876.4	889.6

Income (loss) before income taxes	8.5	5.7	11.4	(18.1)
Provision for (benefit from) income taxes	3.3	3.6	4.3	(5.3)

Net income (loss)	$5.2	$2.1	$7.1	$(12.8)

Comprehensive income (loss)	$5.6	$1.8	$6.9	$(11.9)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Parent Company, Inc. and Subsidiaries

	Nine Months Ended June 30
($ in millions)	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$7.1	$(12.8)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	30.9	31.4
Amortization of other intangibles	34.0	35.0
Amortization of debt issuance costs	4.0	3.9
Accretion of debt discount	1.1	1.2
Debt issuance costs not capitalized	–	0.4
Net gain on disposition of equipment	(9.9)	–
Unrealized foreign currency gain	(0.3)	(2.2)
Non-cash interest expense on PIK Notes to be paid-in-kind	13.7	11.3
Deferred income taxes	(0.2)	2.7
Stock-based compensation expense	1.1	1.0
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(42.2)	(25.9)
Inventories	(1.3)	(15.0)
Accounts payable	(16.6)	(5.1)
Other assets	(0.5)	(2.4)
Accrued and other liabilities	(8.5)	(13.9)
Income taxes, net	0.7	(4.5)

Net cash provided by operating activities	13.1	5.1

Cash Flows from Investing Activities
Capital expenditures	(21.6)	(29.3)
Business acquisitions, net of cash acquired	–	(50.8)
Net proceeds from disposition of equipment	12.4	–
Other	(0.3)	–

Net cash used in investing activities	(9.5)	(80.1)

Cash Flows from Financing Activities
Proceeds from issuance of PIK Notes	–	145.5
Payment of dividend to stockholders	–	(138.4)
Proceeds from issuance of secured debt	–	24.9
Repayments of secured debt	(72.0)	(3.9)
Proceeds from revolving credit facility borrowings	51.5	124.0
Repayments of revolving credit facility borrowings	(51.5)	(124.0)
Repayment of acquired debt related to business acquisitions	–	(33.2)
Principal repayments under capital lease obligations	(0.7)	(1.1)
Payments to repurchase common stock	(0.3)	(0.1)
Payment of debt issuance costs	–	(11.9)

Net cash used in financing activities	(73.0)	(18.2)

Effect of exchange rate changes on cash and cash equivalents	0.1	0.3

Net decrease in cash and cash equivalents	(69.3)	(92.9)
Cash and cash equivalents, beginning of period	83.3	101.3

Cash and cash equivalents, end of period	$14.0	$8.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

BWAY Intermediate Company, Inc. and Subsidiaries

($ in millions, except per share data)	June 30, 2012	September 30, 2011
Assets
Current assets
Cash and cash equivalents	$13.3	$82.5
Accounts receivable, net of allowance for doubtful accounts of $0.9 at June 30, 2012 and $0.8 at September 30, 2011	158.9	116.8
Inventories, net	118.5	117.2
Other current assets	27.8	26.4

Total current assets	318.5	342.9

Property, plant and equipment, net	165.8	175.8
Goodwill	307.6	307.3
Other intangible assets, net	345.9	380.0
Other assets	28.3	31.8

Total assets	$1,166.1	$1,237.8

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$110.6	$125.9
Other current liabilities	43.6	50.3
Current portion of long-term debt	–	5.1

Total current liabilities	154.2	181.3

Long-term debt	637.6	704.1
Deferred tax liabilities	151.7	149.5
Other liabilities	44.5	47.9

Total liabilities	988.0	1,082.8

Commitments and contingencies (Note 12)

Stockholder’s equity
Common stock, $0.01 par value, authorized 1,000 shares; issued and outstanding 1,000 shares at June 30, 2012 and September 30, 2011	–	–
Additional paid-in capital	308.1	302.7
Accumulated deficit	(125.9)	(143.8)
Accumulated other comprehensive loss	(4.1)	(3.9)

Total stockholder’s equity	178.1	155.0

Total liabilities and stockholder’s equity	$1,166.1	$1,237.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

BWAY Intermediate Company, Inc. and Subsidiaries

	Three Months Ended June 30		Nine Months Ended June 30
($ in millions)	2012	2011	2012	2011
Net sales	$329.7	$328.5	$887.8	$871.5

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	274.9	275.3	750.5	751.2
Depreciation and amortization	21.7	22.7	64.9	66.4
Selling and administrative	6.6	6.1	18.4	16.1
Restructuring	0.1	0.6	1.2	1.4
Interest	11.9	12.6	37.0	40.2
Business acquisition	0.2	0.4	0.2	1.0
Gain on disposition of equipment	(0.1)	–	(9.9)	–
Other expense (income)	0.8	0.4	(1.0)	(1.1)

Total costs and expenses	316.1	318.1	861.3	875.2

Income (loss) before income taxes	13.6	10.4	26.5	(3.7)
Provision for income taxes	4.7	5.1	8.6	0.2

Net income (loss)	$8.9	$5.3	$17.9	$(3.9)

Comprehensive income (loss)	$9.3	$5.0	$17.7	$(3.0)

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Intermediate Company, Inc. and Subsidiaries

	Nine Months Ended June 30
($ in millions)	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$17.9	$(3.9)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	30.9	31.4
Amortization of other intangibles	34.0	35.0
Amortization of debt issuance costs	3.3	3.3
Accretion of debt discount	0.4	0.6
Debt issuance costs not capitalized	–	0.4
Net gain on disposition of equipment	(9.9)	–
Unrealized foreign currency gain	(0.3)	(2.2)
Deferred income taxes	(0.2)	2.7
Stock-based compensation expense	1.1	1.0
Change in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(42.2)	(25.9)
Inventories	(1.3)	(15.0)
Accounts payable	(16.6)	(5.1)
Other assets	(0.4)	(2.4)
Accrued and other liabilities	(8.4)	(14.5)
Income taxes, net	5.0	1.0

Net cash provided by operating activities	13.3	6.4

Cash Flows from Investing Activities
Capital expenditures	(21.6)	(29.3)
Business acquisitions, net of cash acquired	–	(50.8)
Net proceeds from disposition of equipment	12.4	–
Other	(0.7)	–

Net cash used in investing activities	(9.9)	(80.1)

Cash Flows from Financing Activities
Proceeds from issuance of secured debt	–	24.9
Repayments of secured debt	(72.0)	(3.9)
Proceeds from revolving credit facility borrowings	51.5	124.0
Repayments of revolving credit facility borrowings	(51.5)	(124.0)
Repayment of acquired debt related to business acquisitions	–	(33.2)
Principal repayments under capital lease obligations	(0.7)	(1.1)
Payment of debt issuance costs	–	(6.9)

Net cash used in financing activities	(72.7)	(20.2)

Effect of exchange rate changes on cash and cash equivalents	0.1	0.3

Net decrease in cash and cash equivalents	(69.2)	(93.6)
Cash and cash equivalents, beginning of period	82.5	101.3

Cash and cash equivalents, end of period	$13.3	$7.7

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

BWAY Parent is owned by investment entities affiliated with Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago, Illinois (“MDP”), and certain members of our management. See “Acquisition of BWAY Holding” in Note 1, “General” of Notes to Consolidated Financial Statements included in the Annual Report (as defined below).

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the “Annual Report”). The condensed consolidated balance sheet data as of September 30, 2011 included herein was derived from the audited consolidated financial statements included in the Annual Report, but such condensed data does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements.

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

Business and Segment Information

BWAY Parent, BWAY Intermediate and BWAY Holding are holding companies that do not have independent operations. Our operating subsidiary, BWAY Corporation (“BWAY”), and its subsidiaries manufacture and distribute metal and rigid plastic containers primarily to manufacturers of industrial and consumer products for use as packaging. BWAY is a 100% owned subsidiary of BWAY Holding.

We have operations in the United States, Puerto Rico and Canada, and we sell primarily to customers located in these geographic markets.

We report our operations in two business segments: metal packaging and plastic packaging. See Note 13, “Business Segments.”

Recently Issued Accounting Standards

The financial statements reflect new accounting guidance related to disclosures of comprehensive income, which is effective for fiscal years, and interim periods therein, beginning after December 15, 2011. The guidance is to be applied retrospectively and early adoption is permitted. We have presented comprehensive income (loss) in a single statement of operations and comprehensive income. The amount of comprehensive income (loss) as presented in prior periods was not affected by retrospective application of the new accounting guidance. The guidance does not require the disclosure of each component of comprehensive income (loss) to be presented in interim financial statements.

There have been no other developments to recently issued accounting standards not yet adopted, including the expected dates of adoption and estimated effects on the financial statements, from those disclosed in the Annual Report.

Related Party Transactions

BWAY Parent and its domestic subsidiaries, including BWAY Intermediate, file a consolidated federal income tax return. The companies file state tax returns on a consolidated, combined or separate basis depending on applicable tax laws. For the nine months ended June 30, 2012 and June 30, 2011, BWAY Intermediate received $4.3 million and $5.5 million, respectively, in non-cash contributions from BWAY Parent related to income tax benefits from interest and other expenses of BWAY Parent primarily associated with the PIK Notes (as defined in Note 4, “Long-Term Debt”).

BWAY Intermediate is party to a management services agreement with affiliates of MDP. See “MDP” in Note 15, “Related Party Transactions” of Notes to Consolidated Financial Statements included in the Annual Report.

Sale of Bottle Equipment

In March 2012, we sold certain equipment used to manufacture blow molded plastic bottles. In April 2012, we made a debt repayment that included the net sale proceeds from this sale. See Note 4, “Long-Term Debt.”

Recent Acquisitions

In the first quarter of 2011, we acquired Plastican, Inc. (“Plastican”) and Phoenix Container, Inc. (“Phoenix Container”), each in a stock purchase transaction for cash. See Note 3, “Recent Acquisitions” of Notes to Consolidated Financial Statements included in the Annual Report. For each, the purchase price allocation measurement period concluded in the first quarter of 2012.

2.	INVENTORIES

The major classes of inventory as of the dates indicated were:

($ in millions)	June 30, 2012	September 30, 2011
Raw materials	$33.7	$35.6
Work in process	42.6	36.9
Finished goods	42.2	44.7

Total inventories	$118.5	$117.2

3.	OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES

Other current assets and other current liabilities as of the dates indicated were:

	BWAY Parent		BWAY Intermediate
($ in millions)	June 30, 2012	September 30, 2011	June 30, 2012	September 30, 2011
Other current assets
Income taxes receivable	$7.1	$6.8	$7.1	$6.8
Deferred tax assets	11.0	10.7	11.0	10.7
Other	9.8	8.9	9.7	8.9

Total other current assets	$27.9	$26.4	$27.8	$26.4

Other current liabilities
Accrued salaries and wages	$17.2	$11.0	$17.2	$11.0
Accrued interest	3.1	10.8	3.1	10.8
Accrued rebates	5.6	7.4	5.6	7.4
Self insurance	8.4	7.9	8.4	7.9
Other	9.3	13.5	9.3	13.2

Total other current liabilities	$43.6	$50.6	$43.6	$50.3

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

Outstanding Long-Term Debt

Long-term debt outstanding as of the dates indicated consisted of:

($ in millions)	June 30, 2012	September 30, 2011
Long-term debt
Term loan facilities, net of unaccreted discount of $1.8 and $2.0	$434.8	$506.6
Senior notes due June 2018, net of unaccreted discount of $2.2 and $2.4	202.8	202.6

	637.6	709.2
Less: current portion of long-term debt	–	(5.1)

Long-term debt–BWAY Intermediate	637.6	704.1
Senior PIK toggle notes due November 2015 issued by BWAY Parent, net of unaccreted discount of $3.0 and $3.7	173.1	154.7

Long-term debt–BWAY Parent	$810.7	$858.8

The weighted-average interest rate on variable rate credit facility borrowings outstanding as of June 30, 2012 and September 30, 2011 was 4.5%.

Current Portion of Long-Term Debt

The current portion of long-term debt represents required repayments with due dates occurring in the twelve months subsequent to the balance sheet date.

In November 2011, BWAY Intermediate made voluntary repayments of $33.5 million and $1.5 million of the B Term Loan and the C Term Loan (each as defined below), respectively. In April 2012 BWAY Intermediate made a $12.0 million repayment of the B Term Loan, which included a mandatory repayment of the net sale proceeds from the sale of certain equipment (see “Sale of Bottle Equipment” in Note 1, “General”). In June 2012, BWAY Intermediate made an additional voluntary repayment of $25.0 million of the B Term Loan. These repayments have been applied against future scheduled term loan repayments and, as such, the next scheduled repayments of the B Term Loan and C Term Loan are February 23, 2018 and June 30, 2015, respectively.

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

Scheduled Maturities of Long-Term Debt

Future scheduled maturities of long-term debt as of June 30, 2012 were:

($ in millions)	BWAY Parent	BWAY Intermediate
Fiscal year
2015	$0.2	$0.2
2016	176.5	0.4
Thereafter	641.0	641.0

Total future scheduled maturities of long-term debt	$817.7	$641.6

Senior PIK Toggle Notes of BWAY Parent

In October 2010, BWAY Parent issued $150.0 million aggregate principal amount of 10.125%/10.875% senior PIK toggle notes due November 2015 (the “PIK Notes”). The PIK Notes are unsecured obligations of BWAY Parent and are not guaranteed by BWAY Intermediate or any other of its direct or indirect subsidiaries.

BWAY Parent may elect to pay interest on the PIK Notes by increasing the principal amount of the outstanding PIK Notes or by issuing additional PIK Notes (in either case, “PIK Interest”). In November 2011 and May 2012, BWAY Parent issued $8.6 million and $9.1 million, respectively, of additional PIK Notes as PIK Interest to meet its interest payment obligations. For the interest period ending November 1, 2012, BWAY Parent has elected to pay PIK Interest and, as such, we have accrued interest on the PIK Notes at the toggle rate of 10.875%. Accrued interest on the PIK Notes is included in the other long-term liabilities line item in the BWAY Parent’s condensed consolidated balance sheets. The PIK Notes mature November 1, 2015.

As of June 30, 2012, BWAY Parent was in compliance with applicable financial covenants related to the PIK Notes.

Senior Notes Due 2018

In June 2010, BWAY Holding issued $205.0 million aggregate principal amount of 10% senior notes due 2018 (the “2018 Notes”). Interest on the 2018 Notes is payable semi-annually in arrears on June 15 and December 15 through maturity. The 2018 Notes mature June 15, 2018.

As of June 30, 2012, BWAY Holding was in compliance with applicable financial covenants related to the 2018 Notes.

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

In January 2012, we amended the Credit Agreement to facilitate the sale of equipment used to manufacture blow molded plastic bottles. The amendment requires us to use the net sale proceeds from the sale of such equipment to repay a portion of the B Term Loan. The bottle equipment was sold in March 2012 (see “Sale of Bottle Equipment” in Note 1, “General”), and we made a debt repayment in April 2012 that included the related net sale proceeds.

BWAY Parent is not a party to the Credit Agreement, and it is not a guarantor of the Senior Secured Credit Facilities.

BWAY Intermediate is subject to a Maximum Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement). For the period ended June 30, 2012, the required ratio was 7.25. As of June 30, 2012, BWAY Intermediate was in compliance with applicable financial covenants contained in the Credit Agreement, including the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement).

As of June 30, 2012, there were outstanding standby letters of credit of $5.9 million which reduced available Revolver borrowings to $69.1 million. There were no outstanding Revolver borrowings at June 30, 2012. As of June 30, 2012, the Revolver interest rate was 5.5%.

Debt Issuance Costs

As of June 30, 2012 and September 30, 2011, unamortized debt issuance costs on long-term debt were $27.7 million and $32.1 million, respectively, for BWAY Parent and $24.7 million and $28.0 million, respectively, for BWAY Intermediate. Debt issuance costs are included in the other assets line item in the condensed consolidated balance sheets.

5.	FAIR VALUE

Generally, we do not measure any assets or liabilities at fair value on a recurring basis in the balance sheet after initial recognition. The fair values of certain non-financial assets (such as property, plant and equipment, goodwill and other intangible assets) are measured on a nonrecurring basis. These non-financial assets are subject to fair value adjustments only in certain circumstances, such as the existence of impairment.

For a description on how we estimate fair value, including a description of the classification of inputs into the fair value hierarchy, see Note 8, “Fair Value of Financial Instruments” of Notes to Consolidated Financial Statements included in the Annual Report.

Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable and payable, debt instruments and derivatives. Due to their short-term maturity, the carrying amount of accounts receivables and payable approximate fair value. Cash equivalents, if any, consist of highly liquid overnight repurchase agreements recorded at cost, which approximates fair value.

For BWAY Parent, the carrying amount and estimated fair value of long-term debt were $810.7 million and $840.3 million, respectively, as of June 30, 2012 and $863.9 million and $857.7 million, respectively, as of September 30, 2011. For BWAY Intermediate, the carrying amount and estimated fair value of long-term debt were $637.6 million and $661.6 million, respectively, as of June 30, 2012 and $709.2 million and $704.9 million, respectively, as of September 30, 2011. For each, we estimated fair value utilizing quoted market prices in the secondary credit market, which are categorized within Level 2 of the fair value hierarchy.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of goodwill during the period was as follows:

($ in millions)	Metal Packaging	Plastic Packaging	Total
Balance, September 30, 2011	$281.6	$25.7	$307.3
Adjustments	0.1	0.2	0.3

Balance, June 30, 2012	$281.7	$25.9	$307.6

Other Intangible Assets

The components of other intangible assets as of the dates indicated were:

	Weighted- Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net
($ in millions)
June 30, 2012
Finite-lived intangible assets
Customer relationships	12.9	$388.1	$(82.4)	$305.7
Trade names	10.2	49.4	(9.4)	40.0
Favorable lease agreements	4.5	0.5	(0.3)	0.2

Total other intangible assets		$438.0	$(92.1)	$345.9

September 30, 2011
Finite-lived intangible assets
Customer relationships	12.9	$387.9	$(51.9)	$336.0
Trade names	10.2	49.5	(5.8)	43.7
Favorable lease agreements	4.5	0.5	(0.2)	0.3

Total other intangible assets		$437.9	$(57.9)	$380.0

Expected Future Amortization Expense

Expected future amortization expense related to finite-lived intangible assets as of June 30, 2012 was:

($ in millions)	Amortization Expense
Fiscal year
2012	$11.4
2013	43.3
2014	41.2
2015	38.9
2016	37.3
Thereafter	173.8

Total expected future amortization expense related to finite-lived intangible assets	$345.9

7.	EMPLOYEE BENEFIT OBLIGATIONS

Employee Benefit Obligation Liabilities

Employee benefit obligations as of the dates indicated were:

($ in millions)	June 30, 2012	September 30, 2011
Employee benefit obligation liabilities
Defined benefit pension plans	$12.9	$14.4
Retiree medical and other postretirement benefits	8.5	8.4
Deferred compensation	6.4	6.5

Total employee benefit obligation liabilities	$27.8	$29.3

Employee benefit obligation liabilities by financial statement line item
Other current liabilities	$1.3	$1.3
Other liabilities	26.5	28.0

Total employee benefit obligation liabilities	$27.8	$29.3

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated were:

	Three Months Ended June 30		Nine Months Ended June 30
($ in millions)	2012	2011	2012	2011
Defined benefit pension plans
Interest cost	$0.3	$0.4	$1.1	$1.1
Expected return on plan assets	(0.4)	(0.4)	(1.1)	(1.1)
Amortization of actuarial loss	0.1	–	0.1	–

	$–	$–	$0.1	$–

Other benefits
Interest cost	$0.1	$0.1	$0.3	$0.3

Total net periodic benefit cost	$0.1	$0.1	$0.4	$0.3

Multiemployer Pension Liabilities

As of June 30, 2012 and September 30, 2011, we had accrued pension withdrawal liabilities of $4.3 million and $4.4 million, respectively, related to multiemployer pension plans that covered certain union employees at our former Franklin Park, Illinois facility, which we closed in 2008.

8.	RESTRUCTURING

The components of restructuring liabilities by reportable segment, including certain amounts not allocated to a segment, as of the dates indicated and the change in the liabilities during the period were as follows:

($ in millions)	Balance, September 30, 2011	Additions	Expenditures	Balance, June 30, 2012
Plastic packaging segment
Severance and benefit costs	$0.7	$0.1	$(0.6)	$0.2
Facility closure costs	0.4	0.9	(1.1)	0.2

Total plastic packaging segment	1.1	1.0	(1.7)	0.4

Metal packaging segment
Pension withdrawal liabilities	4.4	–	(0.1)	4.3
Facility closure costs	1.0	–	(0.6)	0.4

Total metal packaging segment	5.4	–	(0.7)	4.7

Corporate unallocated
Severance and benefit costs	1.4	0.2	(1.4)	0.2

Total restructuring liabilities	$7.9	$1.2	$(3.8)	$5.3

	Balance June 30, 2012	Balance September 30, 2011
Balance by line item:
Current liabilities	$1.1	$3.6
Other liabilities	4.2	4.3

Total restructuring liabilities	$5.3	$7.9

For a summary of our on-going restructuring initiatives, see Note 16, “Restructuring,” of Notes to Consolidated Financial Statements included in the Annual Report.

9.	STOCKHOLDERS’ EQUITY (DEFICIT)

Dividend Restrictions

BWAY Intermediate is generally prohibited from paying dividends to BWAY Parent.

Accumulated Other Comprehensive Loss Information

The components of accumulated other comprehensive loss as of the dates indicated and the change during the period were:

($ in millions)	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss
Balance, September 30, 2011	$(3.5)	$(0.4)	$(3.9)
Change	–	(0.2)	(0.2)

Balance, June 30, 2012	$(3.5)	$(0.6)	$(4.1)

10.	SHARE-BASED COMPENSATION

We describe our share-based compensation plan in Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements included in the Annual Report. Options granted under the plan relate to the common stock of BWAY Parent.

In the first nine months of 2012, the compensation committee of BWAY Parent’s board of directors awarded 290,280 stock options to certain members of management. Forty percent of each award consisted of service options (116,113 shares) subject to time vesting and sixty percent of each award consisted of performance options (174,167 shares) subject to vesting based on the achievement of certain return on investment goals upon an exit event. The service awards consisted of incentive stock options and will vest equally on each of the first five anniversary dates of the grant. The stock option awards have a 10-year life.

We estimated a weighted-average grant date fair value of $2.96 per share subject to option for the service options granted in the first nine months of 2012. We will recognize the fair value of these service options ($0.3 million) as stock-based compensation expense on a straight-line basis over the five-year service period. Share-based compensation relating to options with performance criteria should only be recognized if the performance criterion is probable and the amount is reasonably estimable. We believe the $2.96 per share estimated fair value of the service options is our best estimate of a weighted-average grant date fair value for the performance options granted in the first nine months of 2012 ($0.5 million). The probability of the requisite exit event and return on investment targets cannot be determined with any certainty; therefore, we will not recognize any stock-based compensation expense related to these performance options until an exit event is probable.

We calculate grant date fair value based on the Black-Scholes Model with the following weighted-average assumptions: (i) no dividend yield on BWAY Parent common stock; (ii) expected stock price volatility of 57.7%; (iii) a risk-free interest rate of 1.4%; and (iv) an expected option term of 6.5 years. We estimated the expected option term using a “simplified” method, which is applicable to “plain-vanilla” options. We describe the Black-Scholes Model and the assumptions used to determine grant date fair value under “Grant Date Fair Value” in Note 11, “Share-Based Compensation,” of Notes to Consolidated Financial Statements included in the Annual Report. We assumed a weighted-average stock price of $5.29 per share of BWAY Parent common stock on the grant date. There is neither an active market for nor recent trades of BWAY Parent common stock. The stock price used in the calculation represented management’s best estimate as of the grant date.

Stock-Based Compensation Expense

Stock-based compensation expense by financial statement line item for the periods indicated was:

	Three Months Ended June 30		Nine Months Ended June 30
($ in millions)	2012	2011	2012	2011
Stock-based compensation expense by line item
Cost of products sold (excluding depreciation and amortization)	$0.1	$0.1	$0.3	$0.3
Selling and administrative expense	0.3	0.2	0.8	0.7

Total stock-based compensation expense	$0.4	$0.3	$1.1	$1.0

Stock-based compensation expense is included in corporate undistributed expenses in the business segment disclosure in Note 13, “Business Segments.”

11.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The following information supplements the consolidated statements of cash flows:

	Nine Months Ended June 30
($ in millions)	2012	2011
Net cash paid (refunded) for:
Interest	$41.0	$41.7
Income taxes	4.9	(3.4)

Business acquisitions
Fair value of assets acquired	$–	$107.0
Fair value of liabilities assumed, including debt repaid at closing	–	(56.2)

Cash paid for business acquisitions	$–	$50.8

Non-cash investing and financing activities
Amounts owed for capital expenditures	$1.8	$1.2
Assets acquired through capital lease	0.1	1.0
Interest on PIK Notes paid-in-kind (1)	17.7	8.4
Non-cash contribution by BWAY Parent (2)	4.3	5.5

(1)	Applicable only to BWAY Parent. See “Senior PIK Toggle Notes of BWAY Parent” under Note 4, “Long-Term Debt.”
(2)	Applicable only to BWAY Intermediate. See “Related Party Transactions” under Note 1, “General.”

12.	COMMITMENTS AND CONTINGENCIES

For additional information on commitments and contingencies, see Note 18, “Commitments and Contingencies” of Notes to Consolidated Financial Statements included in the Annual Report.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We believe that the resolution of environmental matters, individually or in the aggregate, materially in excess of amounts accrued, is not reasonably possible. As of June 30, 2012 and September 30, 2011, we had accrued approximately $0.3 million and $0.2 million, respectively, related to environmental liabilities. Our environmental accrual is an estimate and future expenditures may exceed our estimate. Environmental related liabilities are included in the other current liabilities line item in the condensed consolidated balance sheets. We do not expect to incur material capital expenditures for environmental control projects in the next 12 months.

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our workers’ compensation liability using actuarial data based on filed claims, and we determine our medical claims liability based on our analysis of historical claims. As of June 30, 2012 and September 30, 2011, we had accrued approximately $8.4 million and $7.9 million, respectively, related to these self-insurance liabilities, which are included in other current liabilities in the consolidated balance sheets.

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial position, results of operations or cash flows. As of June 30, 2012 and September 30, 2011, we had accrued liabilities related to pending litigation matters of approximately $0.4 million and $0.3 million, respectively, which were included in the other current liabilities line item in the condensed consolidated balance sheets.

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

Although we continue to believe that we have valid defenses against the plaintiffs in the lead paint related personal injury litigation, litigation is inherently subject to many uncertainties. We cannot predict with any degree of certainty the potential liability or likelihood of the outcome of this litigation. In addition, because of the dismissal of prior cases, we are unable to provide additional information concerning the underlying risks of the lead paint related personal injury cases. As such, we are unable to provide a range of reasonably possible losses related to this litigation. As of June 30, 2012, we had not accrued any amounts for lead paint related personal injury claims.

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

The following tables set forth certain financial information attributable to our business segments for the periods indicated:

	Three Months Ended June 30		Nine Months Ended June 30
($ in millions)	2012	2011	2012	2011
Net sales (1)
Metal packaging	$201.0	$194.3	$543.6	$519.9
Plastic packaging	128.7	134.2	344.2	351.6

Consolidated net sales	$329.7	$328.5	$887.8	$871.5

Segment earnings (2)
Metal packaging	$44.7	$42.8	$111.4	$98.6
Plastic packaging	7.2	7.0	17.4	14.1

Segment earnings	$51.9	$49.8	$128.8	$112.7

Reconciliation of segment earnings to income (loss) before income taxes
BWAY Parent
Segment earnings	$51.9	$49.8	$128.8	$112.7
Depreciation and amortization expense	(21.7)	(22.7)	(64.9)	(66.4)
Corporate undistributed expenses (3)	(3.7)	(2.7)	(9.9)	(8.9)
Other undistributed expenses (4)	(18.0)	(18.7)	(42.6)	(55.5)

Income (loss) before income taxes	$8.5	$5.7	$11.4	$(18.1)

BWAY Intermediate
Segment earnings	$51.9	$49.8	$128.8	$112.7
Depreciation and amortization expense	(21.7)	(22.7)	(64.9)	(66.4)
Corporate undistributed expenses (3)	(3.7)	(2.7)	(9.9)	(8.5)
Other undistributed expenses (4)	(12.9)	(14.0)	(27.5)	(41.5)

Income (loss) before income taxes	$13.6	$10.4	$26.5	$(3.7)

Depreciation and amortization
Metal packaging	$12.1	$12.6	$36.2	$37.7
Plastic packaging	8.5	9.4	25.7	26.7

Segment depreciation and amortization	20.6	22.0	61.9	64.4
Corporate	1.1	0.7	3.0	2.0

Consolidated depreciation and amortization	$21.7	$22.7	$64.9	$66.4

(1)	In the periods presented, there were no significant intersegment sales.
(2)	Management uses a measure of segment earnings to evaluate segment performance. We calculate segment earnings as net sales less costs of products sold and selling expenses, each as related to the applicable segment. Segment earnings exclude depreciation and amortization.
(3)	Corporate undistributed expenses include stock-based compensation expense and certain other general administrative expenses not allocated to the segments for reporting purposes. Corporate undistributed expenses exclude depreciation and amortization.

(4)	Other undistributed expenses not allocated to segments include the following: restructuring expense, interest expense, business acquisitions costs, gain on disposition of equipment and other expense (income).

The following table sets forth the percentage of net sales and net sales by customer geographic location for the three and nine months ended June 30, 2012 and June 30, 2011:

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
Consolidated net sales
United States	93%	93%	93%	93%
Canada	6	7	6	7
Other	1	–	1	–

Total	100%	100%	100%	100%

Metal packaging net sales
United States	93%	92%	93%	93%
Canada	6	7	6	7
Other	1	1	1	–

Total	100%	100%	100%	100%

Plastic packaging net sales
United States	93%	92%	93%	92%
Canada	7	8	7	8
Other	–	–	–	–

Total	100%	100%	100%	100%

14.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

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

In the following tables, we present consolidating supplemental financial information for BWAY Holding (issuer of the 2018 Notes), BWAY Intermediate (parent guarantor of the issuer), BWAY Holding’s domestic guarantor subsidiaries and the non-guarantor subsidiary together with eliminations as of and for the periods indicated.

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

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

June 30, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$–	$–	$12.0	$1.3	$–	$13.3
Accounts receivable, net	–	–	154.2	4.7	–	158.9
Inventories, net	–	–	115.8	2.7	–	118.5
Other current assets	–	–	26.7	1.1	–	27.8

Total current assets	–	–	308.7	9.8	–	318.5

Property, plant and equipment, net	–	–	153.0	12.8	–	165.8
Goodwill	–	–	307.6	–	–	307.6
Other intangible assets, net	–	–	336.0	9.9	–	345.9
Other assets	–	–	27.9	0.4	–	28.3
Intercompany	–	597.6	–	–	(597.6)	–
Investment in subsidiaries	178.1	178.1	(18.4)	–	(337.8)	–

Total assets	$178.1	$775.7	$1,114.8	$32.9	$(935.4)	$1,166.1

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$–	$–	$107.9	$2.7	$–	$110.6
Other current liabilities	–	–	42.2	1.4	–	43.6

Total current liabilities	–	–	150.1	4.1	–	154.2

Long-term debt	–	597.6	–	40.0	–	637.6
Deferred tax liabilities	–	–	151.7	–	–	151.7
Intercompany	–	–	590.5	7.1	(597.6)	–
Other liabilities	–	–	44.4	0.1	–	44.5
Total stockholder’s equity (deficit)	178.1	178.1	178.1	(18.4)	(337.8)	178.1

Total liabilities and stockholder’s equity (deficit)	$178.1	$775.7	$1,114.8	$32.9	$(935.4)	$1,166.1

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Balance Sheet Information

September 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$–	$–	$78.1	$4.4	$–	$82.5
Accounts receivable, net	–	–	111.8	5.0	–	116.8
Inventories, net	–	–	114.6	2.6	–	117.2
Other current assets	–	–	76.8	1.0	(51.4)	26.4

Total current assets	–	–	381.3	13.0	(51.4)	342.9

Property, plant and equipment, net	–	–	162.1	13.7	–	175.8
Goodwill	–	–	307.3	–	–	307.3
Other intangible assets, net	–	–	368.8	11.2	–	380.0
Other assets	–	–	31.4	0.4	–	31.8
Intercompany	–	667.7	–	–	(667.7)	–
Investment in subsidiaries	155.0	155.0	(16.5)	–	(293.5)	–

Total assets	$155.0	$822.7	$1,234.4	$38.3	$(1,012.6)	$1,237.8

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$–	$–	$121.4	$4.5	$–	$125.9
Other current liabilities	–	–	100.1	1.6	(51.4)	50.3
Current portion of long-term debt	–	4.7	–	0.4	–	5.1

Total current liabilities	–	4.7	221.5	6.5	(51.4)	181.3

Long-term debt	–	663.0	–	41.1	–	704.1
Deferred tax liabilities	–	–	149.6	(0.1)	–	149.5
Intercompany	–	–	660.5	7.2	(667.7)	–
Other liabilities	–	–	47.8	0.1	–	47.9
Total stockholder’s equity (deficit)	155.0	155.0	155.0	(16.5)	(293.5)	155.0

Total liabilities and stockholder’s equity (deficit)	$155.0	$822.7	$1,234.4	$38.3	$(1,012.6)	$1,237.8

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations

and Comprehensive Income Information

For the three months ended June 30, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$320.7	$9.0	$–	$329.7

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	266.7	8.2	–	274.9
Depreciation and amortization	–	–	20.7	1.0	–	21.7
Selling and administrative	–	–	6.3	0.3	–	6.6
Restructuring	–	–	0.1	–	–	0.1
Interest	–	–	11.5	0.4	–	11.9
Business acquisition	–	–	0.2	–	–	0.2
Gain on disposition of equipment	–	–	(0.1)	–	–	(0.1)
Other income (expense)	–	–	(0.2)	1.0	–	0.8

Total costs and expenses	–	–	305.2	10.9	–	316.1

Income (loss) before income taxes	–	–	15.5	(1.9)	–	13.6
Provision for (benefit from) income taxes	–	–	4.8	(0.1)	–	4.7
Equity in income (loss) of subsidiaries	8.9	8.9	(1.8)	–	(16.0)	–

Net income (loss)	$8.9	$8.9	$8.9	$(1.8)	$(16.0)	$8.9

Comprehensive income (loss)	$9.3	$9.3	$9.3	$(1.4)	$(17.2)	$9.3

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations

and Comprehensive Income Information

For the three months ended June 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$318.4	$10.1	$–	$328.5

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	266.3	9.0	–	275.3
Depreciation and amortization	–	–	21.6	1.1	–	22.7
Selling and administrative	–	–	5.9	0.2	–	6.1
Restructuring	–	–	0.5	0.1	–	0.6
Interest	–	–	12.3	0.3	–	12.6
Business acquisition costs	–	–	0.4	–	–	0.4
Other expense	–	–	0.3	0.1	–	0.4

Total costs and expenses	–	–	307.3	10.8	–	318.1

Income (loss) before income taxes	–	–	11.1	(0.7)	–	10.4
Provision for (benefit from) income taxes	–	–	5.4	(0.3)	–	5.1
Equity in income (loss) of subsidiaries	5.3	5.3	(0.4)	–	(10.2)	–

Net income (loss)	$5.3	$5.3	$5.3	$(0.4)	$(10.2)	$5.3

Comprehensive income (loss)	$5.0	$5.0	$5.0	$(0.7)	$(9.3)	$5.0

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations

and Comprehensive Income Information

For the nine months ended June 30, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$862.3	$25.5	$–	$887.8

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	727.8	22.7	–	750.5
Depreciation and amortization	–	–	62.2	2.7	–	64.9
Selling and administrative	–	–	17.7	0.7	–	18.4
Restructuring	–	–	1.1	0.1	–	1.2
Interest	–	–	35.6	1.4	–	37.0
Business acquisition	–	–	0.2	–	–	0.2
Gain on disposition of equipment	–	–	(9.9)	–	–	(9.9)
Other income	–	–	(0.6)	(0.4)	–	(1.0)

Total costs and expenses	–	–	834.1	27.2	–	861.3

Income (loss) before income taxes	–	–	28.2	(1.7)	–	26.5
Provision for income taxes	–	–	8.6	–	–	8.6
Equity in income (loss) of subsidiaries	17.9	17.9	(1.7)	–	(34.1)	–

Net income (loss)	$17.9	$17.9	$17.9	$(1.7)	$(34.1)	$17.9

Comprehensive income (loss)	$17.7	$17.7	$17.7	$(1.9)	$(33.5)	$17.7

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Operations

and Comprehensive Income Information

For the nine months ended June 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$–	$–	$843.9	$27.6	$–	$871.5

Costs and expenses
Cost of products sold (excluding depreciation and amortization)	–	–	726.6	24.6	–	751.2
Depreciation and amortization	–	–	62.9	3.5	–	66.4
Selling and administrative	–	–	15.5	0.6	–	16.1
Restructuring	–	–	1.2	0.2	–	1.4
Interest	–	–	38.6	1.6	–	40.2
Business acquisition costs	–	–	1.0	–	–	1.0
Other expense (income)	–	–	1.0	(2.1)	–	(1.1)

Total costs and expenses	–	–	846.8	28.4	–	875.2

Loss before income taxes	–	–	(2.9)	(0.8)	–	(3.7)
Provision for (benefit from) income taxes	–	–	0.4	(0.2)	–	0.2
Equity in loss of subsidiaries	(3.9)	(3.9)	(0.6)	–	8.4	–

Net loss	$(3.9)	$(3.9)	$(3.9)	$(0.6)	$8.4	$(3.9)

Comprehensive (loss) income	$(3.0)	$(3.0)	$(3.0)	$0.3	$5.7	$(3.0)

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the nine months ended June 30, 2012

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$–	$–	$14.7	$(1.4)	$–	$13.3

Cash flows from investing activities
Capital expenditures	–	–	(21.3)	(0.3)	–	(21.6)
Net proceeds from disposition of equipment	–	–	12.4	–	–	12.4
Other		–	(0.3)	–	–	(0.3)
Change in intercompany	–	70.5	(0.4)	–	(70.5)	(0.4)

Net cash provided by (used in) investing activities	–	70.5	(9.6)	(0.3)	(70.5)	(9.9)

Cash flows from financing activities
Repayments of secured debt	–	(70.5)	–	(1.5)	–	(72.0)
Proceeds from revolving credit facility borrowings	–	51.0	–	–	–	51.0
Repayments of revolving credit facility borrowings	–	(51.0)	–	–	–	(51.0)
Principal repayments under capital lease obligations	–	–	(0.7)	–	–	(0.7)
Change in intercompany	–	–	(70.5)	–	70.5	–

Net cash used in financing activities	–	(70.5)	(71.2)	(1.5)	70.5	(72.7)

Effect of exchange rate changes on cash and cash equivalents	–	–	–	0.1	–	0.1

Net decrease in cash and cash equivalents	–	–	(66.1)	(3.1)	–	(69.2)
Cash and cash equivalents, beginning of period	–	–	78.1	4.4	–	82.5

Cash and cash equivalents, end of period	$–	$–	$12.0	$1.3	$–	$13.3

BWAY Intermediate Company, Inc. and Subsidiaries

Supplemental Unaudited Condensed Consolidating Statement of Cash Flows Information

For the nine months ended June 30, 2011

($ in millions)	BWAY Intermediate (Parent)	BWAY Holding (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$–	$–	$6.3	$0.1	$–	$6.4

Cash flows from investing activities
Capital expenditures	–	–	(26.3)	(3.0)	–	(29.3)
Business acquisitions, net of cash acquired	–	–	(50.8)	–	–	(50.8)
Change in intercompany	–	(14.4)	–	–	14.4	–

Net cash used in investing activities	–	(14.4)	(77.1)	(3.0)	14.4	(80.1)

Cash flows from financing activities
Proceeds from issuance of secured debt	–	24.9	–	–	–	24.9
Repayments of secured debt	–	(3.6)	–	(0.3)	–	(3.9)
Proceeds from revolving credit facility borrowings	–	124.0	–	–	–	124.0
Repayments of revolving credit facility borrowings	–	(124.0)	–	–	–	(124.0)
Repayment of acquired debt related to business acquisitions	–	–	(33.2)	–	–	(33.2)
Principal payments under capital lease obligations	–	–	(1.1)	–	–	(1.1)
Payment of debt issuance costs	–	(6.9)	–	–	–	(6.9)
Other	–	–	14.4	–	(14.4)	–

Net cash provided by (used in) financing activities	–	14.4	(19.9)	(0.3)	(14.4)	(20.2)

Effect of exchange rate changes on cash and cash equivalents	–	–	–	0.3	–	0.3

Net decrease in cash and cash equivalents	–	–	(90.7)	(2.9)	–	(93.6)
Cash and cash equivalents, beginning of period	–	–	94.5	6.8	–	101.3

Cash and cash equivalents, end of period	$–	$–	$3.8	$3.9	$–	$7.7

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

Our fiscal year ends September 30. Except as otherwise specified, references in this discussion and analysis to years or to periods within those years are references to fiscal periods. For example, our reference to the third quarter refers to the quarter ended June 30.

We report our results of operations in two segments: metal packaging and plastic packaging. For a discussion of our segments, including products within each, see “Segments” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of the Annual Report. Additional segment information is presented in Note 13, “Business Segments,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Factors Affecting Our Results of Operations

For a discussion of general factors affecting our results of operations, including net sales, expenses and raw materials, see “Factors Affecting Our Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of the Annual Report.

Results of Operations

In our discussion of results of operations, we discuss the mathematical difference of net sales and cost of products sold (excluding depreciation and amortization) and that difference as a percentage of net sales. We also discuss segment earnings, which is a measurement used by management to evaluate segment performance.

For each segment, we define segment earnings as the applicable net sales less (i) cost of products sold and (ii) allocated selling and administrative expense, each excluding depreciation and amortization expense. We exclude depreciation and amortization expense from segment earnings since it is not included by management in its evaluation of segment performance. Management believes our measure of segment earnings provides useful information to evaluate the contribution of net sales to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a primary performance measure used by management.

	Third Quarter			YTD
($ in millions)	2012	2011	Percent Change	2012	2011	Percent Change
Net sales
Metal packaging segment	$201.0	$194.3	3.4%	$543.6	$519.9	4.6%
Plastic packaging segment	128.7	134.2	(4.1)	344.2	351.6	(2.1)

Total	$329.7	$328.5	0.4	$887.8	$871.5	1.9

	Third Quarter			YTD
($ in millions)	2012	2011	Percent Change	2012	2011	Percent Change
Cost of products sold (a)
Metal packaging segment	$154.6	$150.2	2.9%	$427.2	$417.8	2.2%
Plastic packaging segment	120.2	125.1	(3.9)	323.0	333.2	(3.1)

Segment total	274.8	275.3	(0.2)	750.2	751.0	(0.1)
Corporate	0.1	–	–	0.3	0.2	50.0

Total	$274.9	$275.3	(0.1)	$750.5	$751.2	(0.1)

Difference (b)
Metal packaging segment	$46.4	$44.1	5.2%	$116.4	$102.1	14.0%
Plastic packaging segment	8.5	9.1	(6.6)	21.2	18.4	15.2
Corporate	(0.1)	–	–	(0.3)	(0.2)	50.0

Total	$54.8	$53.2	3.0	$137.3	$120.3	14.1

Difference as a percentage of net sales
Metal packaging segment	23.1%	22.7%		21.4%	19.6%
Plastic packaging segment	6.6	6.8		6.2	5.2
Consolidated	16.6	16.2		15.5	13.8

(a)	Excludes depreciation and amortization expense.
(b)	Net sales less costs of products sold (excluding depreciation and amortization expense).

Net Sales

In the third quarter and first nine months of 2012, consolidated net sales increased 0.4% to $329.7 million and 1.9% to $887.8 million, respectively, in comparison to prior periods. The increases are primarily due to higher selling prices resulting in part from the pass-through of higher raw material costs and the mix of products sold, partially offset by a decrease in volume. In the third quarter and first nine months of 2012, overall volume decreased approximately 2.8% and 3.3%, respectively, in comparison to prior periods, primarily as a result of weak market conditions.

In the third quarter and first nine months of 2012, net sales for the metal packaging segment increased 3.4% to $201.0 million and 4.6% to $543.6 million, respectively, in comparison to prior periods. The increases are primarily due to higher selling prices driven in part by changes in raw material costs and the mix of products sold, partially offset by a decrease in volume. In the third quarter and first nine months of 2012, segment volume decreased approximately 1.2% and 2.3%, respectively, in comparison to prior periods, primarily as a result of continued weak market conditions.

In the third quarter and first nine months of 2012, net sales for the plastic packaging segment decreased 4.1% to $128.7 million and 2.1% to $344.2 million, respectively, in comparison to prior periods. The decreases resulted in part from lower volume, partially offset by higher selling prices related to the pass-through of higher raw material costs. In the third quarter and first nine months of 2012, segment volume decreased approximately 5.1% and 4.9%, respectively, in comparison to prior periods.

Difference between net sales and cost of products sold (excluding depreciation and amortization)

The difference between consolidated net sales and cost of products sold (excluding depreciation and amortization) for the third quarter and first nine months of 2012 increased 3.0% and 14.1%, respectively, in comparison to prior periods. For the third quarter and first nine months of 2012, the difference as a percentage of net sales for such periods increased to 16.6% from 16.2% and to 15.5% from 13.8%, respectively, in comparison to prior periods. The increases are primarily attributable to manufacturing efficiencies and cost management, the effective pass-through of raw material price changes and synergies realized from recent acquisitions. These improvements were partially offset by the effect of lower volume.

The difference between metal packaging net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales for the third quarter and first nine months of 2012 increased to 23.1% from 22.7% and to 21.4% from 19.6%, respectively, in comparison to prior periods. The increases are primarily attributable to higher selling prices related to the pass-through of higher raw material costs, improved manufacturing efficiencies and acquisition synergies, partially offset by the effect of lower volume.

The difference between plastic packaging net sales and cost of products sold (excluding depreciation and amortization) as a percentage of net sales for the third quarter and first nine months of 2012 decreased to 6.6% from 6.8% and increased to 6.2% from 5.2%, respectively, in comparison to prior periods. The changes are primarily attributable to the favorable timing of raw material price changes and the associated selling price pass-through and to acquisition synergies, partially offset by the effect of lower volume.

Corporate undistributed expenses included in cost of products sold (excluding depreciation and amortization) for each period were primarily related to stock-based compensation expense.

Selling and Administrative Expense

In the third quarter and first nine months of 2012, segment selling and administrative expense decreased $0.5 million and increased $1.0 million, respectively, in comparison to prior periods, but remained approximately 1% of net sales for each period.

In the first nine months of 2011, corporate undistributed selling and administrative expense included $0.4 million for BWAY Parent related to the expenses associated with its dividend payment. Excluding these expenses, corporate undistributed selling and administrative expense increased $0.9 million and $1.3 million in the third quarter and first nine months of 2012, respectively, in comparison to prior periods, primarily due to higher performance based compensation expense.

Other items

Interest expense. In the first nine months of 2012 and 2011, interest expense for BWAY Parent included $15.1 million and $12.5 million, respectively, related to the PIK Notes, which were issued October 26, 2010. The increase in interest associated with the PIK Notes is due to a full nine months of interest in 2012 and to interest on additional PIK Notes issued in May 2011, November 2011 and May 2012 as PIK Interest.

Excluding interest expense associated with the PIK Notes, interest expense in the first nine months of 2012 decreased 8.0% primarily due to an interest rate decrease on credit facility borrowings following the amendment of the Credit Agreement in February 2011. For BWAY Intermediate, debt principal outstanding as of June 30, 2012 and June 30, 2011 was $641.6 million and $714.9 million, respectively.

Business acquisition costs. In 2011, business acquisition costs related to transaction expenses associated with the acquisitions of Plastican and Phoenix Container.

Gain on disposition of equipment. In the first nine months of 2012, gain on the disposition of equipment primarily consisted of a gain on the sale of certain manufacturing equipment recognized in the second quarter (see “Sale of Bottle Equipment” in Note 1, “General” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report).

Other expense (income). In the first nine months of 2011, other expense (income) included $1.5 million related to a transaction fee paid by BWAY Parent to affiliates of MDP related to the issuance of the PIK Notes. In the first nine months of 2012 and 2011, other included foreign exchange gains of $0.2 million and $2.0 million, respectively, primarily related to the U.S. dollar denominated debt of our Canadian subsidiary.

Benefit from income taxes. In the first nine months of 2012, the effective tax rate for BWAY Parent and BWAY Intermediate, each on a consolidated basis, was approximately 37.7% and 32.5%, respectively. The effective tax rates differed from the federal statutory rate primarily due to the impact of a Section 199 manufacturing deduction.

Liquidity and Capital Resources

For certain risk factors that could affect our liquidity and access to capital, see our discussion of “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report. These risks remain unchanged as of June 30, 2012.

As of June 30, 2012, BWAY Intermediate had $69.1 million available to borrow under the Revolver, and it had $13.3 million of cash on hand. As of June 30, 2012, there were no outstanding borrowings under the Revolver. As of June 30, 2012, Revolver borrowings would have been subject to a variable interest rate of 5.5%.

In April 2012, BWAY Intermediate repaid $12.0 million on the Term Loan using, in part, the net sale proceeds from the sale of certain equipment (as required by the Credit Agreement). In November 2011 and June 2012, BWAY Intermediate made voluntary repayments of $35.0 million and $25.0 million, respectively, on the Term Loan. These repayments have been applied against future scheduled term loan repayments and, as such, the next scheduled repayments of the B Term Loan and C Term Loan are February 23, 2018 and June 30, 2015, respectively. See Note 4, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

In November 2011 and May 2012, BWAY Parent issued an additional $8.6 million and $9.1 million, respectively, of PIK Notes to satisfy its November 2011 and May 2012 interest payment obligations. BWAY Parent has elected to satisfy its November 2012 interest payment obligation on the PIK Notes through the issuance of additional PIK Notes, or PIK Interest. We expect BWAY Parent to continue to elect to satisfy its semi-annual interest payment obligations with PIK Interest. PIK Notes issued as PIK Interest are due at maturity and begin to accrue interest from the date issued.

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

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur based on the outcome of an ongoing tax examination by the Internal Revenue Service. Due to the status of the current examination, changes that could occur in the amount of gross unrecognized tax benefits during the next 12 months cannot be estimated at this time.

Our long-term debt, including the Senior Secured Credit Facilities, are subject to certain covenants and restrictions, which are discussed in Note 4, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report. As of June 30, 2012, our actual Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) was 3.9. As of June 30, 2012, we were in compliance with our debt covenants. With certain exceptions, our long-term debt arrangements prohibit us from paying cash dividends, including cash dividends from BWAY Holding to either BWAY Intermediate or BWAY Parent.

For 2012, we expect capital expenditures of approximately $34 million to $36 million compared to $29.3 million in fiscal 2011. For the nine months ended June 30, 2012, capital expenditures were $21.6 million.

Cash Flow Information

Summary of cash flows and changes in cash and cash equivalents for the nine months ended June 30, 2012 and June 30, 2011:

	Nine Months Ended June 30
($ in millions)	2012	2011	Percentage Change
BWAY Parent
Cash provided by operating activities	$13.1	$5.1	NM	%
Cash used in investing activities	(9.5)	(80.1)	(88.1)
Cash used in financing activities	(73.0)	(18.2)	NM
Effect of exchange rate changes	0.1	0.3	(66.7)

Net decrease in cash and cash equivalents	$(69.3)	$(92.9)	(25.4	) %

Cash and cash equivalents, end of period	$14.0	$8.4	66.7%

NM – Not Meaningful

Differences between cash flow information for BWAY Parent and BWAY Intermediate are further described below. These differences are primarily due to the PIK Notes issued and the dividend paid by BWAY Parent in the first nine months of 2011.

Operating Activities

In the first nine months of 2011, cash provided by operating activities was offset by a $1.5 million fee paid related to the issuance of the PIK Notes and $0.4 million of professional expenses paid related to the payment of a dividend, each specific to BWAY Parent. Excluding these items, cash provided by operating activities increased $6.1 million in the first nine months of 2012 as compared to the first nine months of 2011. The increase in cash provided by operating activities primarily related to an increase in cash provided from an increase in net income, as adjusted for non-cash items, including a $9.9 million net gain on the disposition of equipment, partially offset by an increase in cash used for primary working capital. We define primary working capital as the sum of accounts receivable and inventories less accounts payable.

Cash used in operating activities for primary working capital was $60.1 million in the first nine months of 2012 compared to $46.0 million in the first nine months of 2011. The increase is primarily related to the timing of accounts receivable and to the timing of supplier payments (primarily to take advantage of early payment discounts), partially offset by the impact of managing to lower inventory levels.

Investing Activities

In the first nine months of 2012, we received proceeds from the sale of equipment used to manufacture blow molded plastic bottles (see “Sale of Bottle Equipment” in Note 1, “General” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report). In the first nine months of 2011, we used $50.8 million of cash to acquire the equity of Plastican and Phoenix Container. Capital expenditures in the first nine months of 2012 decreased $7.7 million from 2011 primarily due to higher spending in 2011 related to capital projects associated with the recent Plastican and Phoenix Container acquisitions and company consolidation initiatives.

Financing Activities

In the first nine months of 2012 and 2011, BWAY Parent used $0.3 million and $0.1 million, respectively, of cash to repurchase its common stock from recently terminated management stockholders. In the first nine months of 2011, BWAY Parent received the net proceeds of $145.5 million provided from the issuance of the PIK Notes, which were offset by $138.4 million used to pay a dividend to its the stockholders and $5.0 million used to pay debt issuance costs associated with the PIK Notes.

Excluding these items specific to BWAY Parent, cash used in financing activities increased $52.5 million in the first nine months of 2012 as compared to the first nine months of 2011. The increase is primarily due to an increase in net repayments of long-term debt of $59.8 million. In the first nine months of 2012, we repaid $72.0 million on the Term Loan, which consisted primarily of voluntary prepayments, versus net Term Loan borrowings of $21.0 million in the first nine months of 2011. In the first nine months of 2011, net repayments included $33.2 million to repay, at closing, debt assumed in the Plastican and Phoenix Container acquisitions.

Market Risk

We have certain variable rate debt that exposes our cash flows and earnings to the market risk of interest rate changes. The Senior Secured Credit Facilities bear interest at an applicable margin (based on certain ratios contained in the Credit Agreement) plus a market rate of interest. As of June 30, 2012, we had variable rate borrowings of $436.6 million exposed to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly income before income taxes by $1.1 million.

Foreign Currency Exchange Rate Risk

Our reporting currency is the U.S. dollar. Fluctuations in the Canadian dollar relative to the U.S. dollar can affect our reported financial position, results of operations and cash flows. In the first nine months of 2012 and 2011, approximately 6% and 7%, respectively, of net sales were to customers located in Canada. Excluding purchases denominated in Canadian dollars, which are generally funded through our Canadian operations, other purchases denominated in foreign currencies were not significant. We do not believe exchange rate changes related to such purchases expose us to a significant foreign currency exchange rate risk.

As of June 30, 2012, our Canadian subsidiary was the obligor on $40.0 million of outstanding borrowings, denominated in U.S. dollars, under the Senior Secured Credit Facilities. Interest and principal on the debt are payable in U.S. dollars. To the extent our Canadian subsidiary does not have a sufficient quantity of U.S. dollars on hand for purchases or debt service denominated in U.S. dollars, our Canadian subsidiary could be exposed to the risk of unfavorable foreign currency exchange rates of Canadian dollars relative to the U.S. dollar.

Critical Accounting Policies

For a summary of our critical accounting policies, see “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report. Our critical accounting policies have not changed from those summarized in the Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2012, a bank had issued standby letters of credit on our behalf in the aggregate amount of $5.9 million, primarily in favor of our workers’ compensation insurers.

As of June 30, 2012, we had minimum lease payment obligations under operating lease agreements of approximately $84.9 million.

Contractual Obligations

In the first nine months of 2012, we made unscheduled repayments of the Term Loan of $72.0 million, which impacts the timing of future repayments. For a discussion of our long-term debt, including the impact of these repayments on future scheduled repayments, see Note 4, “Long-Term Debt,” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Except as noted above, as of June 30, 2012, the nature of our contractual obligations, as presented in the Annual Report, had not materially changed. For a discussion of these contractual obligations, see “Contractual Obligations and Commercial Commitments” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Annual Report.

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

Item 4. Controls and Procedures

BWAY Parent

Disclosure Controls and Procedures

Management, including the principal executive officer and principal financial officer, performed an evaluation of the effectiveness of BWAY Parent’s disclosure controls and procedures as of June 30, 2012. Based on this evaluation, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures of BWAY Parent were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our principal executive and principal financial officers, whether any change in BWAY Parent’s internal control over financial reporting that occurred during its last fiscal quarter has materially affected, or is reasonably likely to materially affect, BWAY Parent’s internal control over financial reporting. Based on its evaluation, management has concluded that no such change has occurred during the quarter ended June 30, 2012.

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

During the quarter ended June 30, 2012, the Company completed the ERP conversion and implementation at certain of its manufacturing facilities and will continue to roll-out the surviving ERP system throughout the rest of the Company during the remainder of calendar year 2012. As with the implementation of any new information technology application, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to the implementation at those facilities. Management concluded, as part of its evaluation described in the above paragraph, that the implementation of the ERP system at these facilities is not reasonably likely to materially affect BWAY Parent’s internal control over financial reporting.

BWAY Intermediate

Disclosure Controls and Procedures

Management, including the principal executive officer and principal financial officer, performed an evaluation of the effectiveness of BWAY Intermediate’s disclosure controls and procedures as of June 30, 2012. Based on this evaluation, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures of BWAY Intermediate were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our principal executive and principal financial officers, whether any change in BWAY Intermediate’s internal control over financial reporting that occurred during its last fiscal quarter has materially affected, or is reasonably likely to materially affect, BWAY Intermediate’s internal control over financial reporting. Based on its evaluation, management has concluded that no such change has occurred during the quarter ended June 30, 2012.

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

During the quarter ended June 30, 2012, the Company completed the ERP conversion and implementation at certain of its manufacturing facilities and will continue to roll-out the surviving ERP system throughout the rest of the Company during the remainder of calendar year 2012. As with the implementation of any new information technology application, this application, along with the internal controls over financial reporting included in this process, were appropriately tested for effectiveness prior to the implementation at those facilities. Management concluded, as part of its evaluation described in the above paragraph, that the implementation of the ERP system at these facilities is not reasonably likely to materially affect BWAY Intermediate’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings disclosed in the Annual Report.

Item 1A. Risk Factors

Risk factors affecting the company can be found within Item 1A, “Risk Factors” in the Annual Report. There have been no material changes from risk factors as previously disclosed in the Annual Report.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Registrant(s)	Description of Document

31.1*	BWAY Parent	Certification required by Rule 13a-14(a) of Kenneth M. Roessler, President and Chief Executive Officer

31.2*	BWAY Parent	Certification required by Rule 13a-14(a) of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

31.3*	BWAY Intermediate	Certification required by Rule 13a-14(a) of Kenneth M. Roessler, President and Chief Executive Officer

31.4*	BWAY Intermediate	Certification required by Rule 13a-14(a) of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

32.1*	BWAY Parent	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Kenneth M. Roessler, President and Chief Executive Officer

32.2*	BWAY Parent	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

32.3*	BWAY Intermediate	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Kenneth M. Roessler, President and Chief Executive Officer

32.4*	BWAY Intermediate	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code of Michael B. Clauer, Executive Vice-President and Chief Financial Officer

101**	BWAY Parent BWAY Intermediate	Interactive Data File

*	Filed herewith.
**	To be furnished by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Parent Company, Inc. (Registrant)

Date:	August 14, 2012	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2012	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)

BWAY Intermediate Company, Inc. (Registrant)

Date:	August 14, 2012	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2012	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice-President and
Chief Financial Officer
(Principal Financial Officer)