Form 10-Q/A
period 2012-06-30
BWAY PARENT COMPANY, INC.; BWAY INTERMEDIATE COMPANY, INC.
filed 2012-09-13
CIK 1487775, 1500341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of September 11, 2012, there were 29,299,432 shares of BWAY Parent common stock, $0.01 par value, outstanding.

As of September 11, 2012, there were 1,000 shares of BWAY Intermediate common stock, $0.01 par value, outstanding, all of which were owned by BWAY Parent.

Explanatory Note

The sole purpose of this Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2012, is to furnish Exhibit 101, Interactive Data File. The contents of the original Form 10-Q have not otherwise been modified or changed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Parent Company, Inc. (Registrant)

Date:	September 13, 2012	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer (Principal Executive Officer)

Date:	September 13, 2012	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)

BWAY Intermediate Company, Inc. (Registrant)

Date:	September 13, 2012	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer (Principal Executive Officer)

Date:	September 13, 2012	By:	/s/ Michael B. Clauer
Michael B. Clauer
Executive Vice-President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Registrant(s)	Description of Document

101*	BWAY Parent	Interactive Data File

BWAY Intermediate

*	The Interactive Data File is submitted subject to the provisions of Rule 406T of Regulation S-T.

4